Form 10-Q
period 2000-09-30
AT ROAD INC
filed 2000-11-14
CIK 1109537

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____

                    Commission file number 000-31511

================================================================================

                                 AT ROAD, INC.
            (Exact name of registrant as specified in its charter)

                   Delaware                                  94-3209170
 (State or other jurisdiction of incorporation or         (I.R.S. Employer
                 organization)                           Identification No.)

                             47200 Bayside Parkway
                              Fremont, CA  94538
         (Address of principal executive offices, including zip code)

                                 510-668-1638
             (Registrant's telephone number, including area code)

================================================================================

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [ ]     No [X]

     Explanatory Note: Although the Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period that the Registrant was required to file such reports, the Registrant has not been subject to such filing requirements for the past 90 days.

     As of November 8, 2000 there were 46,042,729 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements.

       Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.

       Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and September 30, 1999.

       Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and September 30, 1999.

       Notes to Condensed Consolidated Financial Statements.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings.

     Item 2.    Changes in Securities and Use of Proceeds.

     Item 4.    Submission of Matters to a Vote of Security Holders.

     Item 6.    Exhibits and Reports on Form 8-K.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                 At Road, Inc.
                     Condensed Consolidated Balance Sheets
                                (In thousands)
                                  (unaudited)

                                                   September 30, 2000               December 31, 1999
                                                  --------------------             -------------------
                        ASSETS
Current assets:
     Cash and cash equivalents                         $ 23,706                         $ 22,714
     Short-term investments                               2,715                           13,939
     Restricted short-term investments                    2,089                            2,000
     Subscriptions receivable from initial               58,590                                -
     public offering
     Accounts receivable                                  4,247                              807
     Inventories                                          7,319                            1,880
     Deferred product costs and other current             5,847                            1,486
     assets                                            --------                         --------
     Total current assets                               104,513                           42,826

Property and equipment, net                               7,182                            1,566
Deferred product costs, intangibles and other
 assets                                                   8,544                              782
                                                       --------                         --------
     Total assets                                      $120,239                         $ 45,174
                                                       ========                         ========


     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                  $  5,516                         $  2,020
     Accrued liabilities                                  3,518                            1,345
     Deferred revenue                                     2,901                              703
                                                       --------                         --------
     Total current liabilities                           11,935                            4,068

Deferred revenue and other long term                      2,883                              498
 liabilities
     Total liabilities                                   14,818                            4,566
                                                       --------                         --------


Stockholders' equity:
     Convertible preferred stock                              -                           51,606
     Common stock                                       172,230                           18,590
     Deferred stock compensation                        (10,984)                         (11,632)
     Notes receivable from stockholders                  (3,308)                          (1,758)
     Accumulated other comprehensive loss                    (7)                             (21)
     Accumulated deficit                                (52,510)                         (16,177)
                                                       --------                         --------
     Total stockholders' equity                         105,421                           40,608
                                                       --------                         --------
     Total liabilities and stockholders' equity        $120,239                         $ 45,174
                                                       ========                         ========


See accompanying notes to condensed consolidated financial statements.

                                 At Road, Inc.
                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                  Three months ended                            Nine months ended
                                                      September 30,                                September 30,
                                        2000                    1999                    2000                       1999
                                   -------------------     ------------------      ------------------       -------------------
Revenues:
      Service                           $  2,353                $   145                  $  4,877                  $   187
      Product                                698                     80                     1,535                      136
                                        --------                -------                  --------                  -------
      Total revenues                       3,051                    225                     6,413                      323
Costs and expenses:
      Cost of service revenue              1,758                    154                     3,887                      224
      Cost of product revenue              1,885                    613                     5,267                      835
      Sales and marketing                  4,435                  1,133                    11,286                    1,733
      Research and development             2,466                    572                     6,631                    1,066
      General and                          3,153                    477                     6,876                    1,167
      administrative
      Amortization of                        414                      -                       825                        -
      intangibles
      Stock compensation (*)               2,859                    637                     9,814                    1,000
                                        --------                -------                  --------                  -------
      Total costs and expenses            16,970                  3,586                    44,586                    6,025
Loss from operations                     (13,919)                (3,361)                  (38,173)                  (5,702)
Interest income, net                         666                    351                     1,840                      483
                                        --------                -------                  --------                  -------
Net Loss                                $(13,253)               $(3,010)                 $(36,333)                 $(5,219)
                                        ========                =======                  ========                  =======
      Basic and diluted
      net loss per share                  $(2.13)                $(0.96)                   $(8.07)                  $(2.01)
                                        ========                =======                  ========                  =======
      Shares used in
      calculating basic and
      diluted net loss per
      share                                6,221                  3,121                     4,502                    2,601
                                        ========               ========                  ========                  =======
      Pro forma basic and
      diluted
      net loss per share                  $(0.38)                $(0.11)                   $(1.14)                  $(0.24)
                                        ========               ========                  ========                  =======
      Shares used in
      calculating pro forma
      basic and diluted  net
      loss per share                      35,073                 26,241                    31,910                   21,594
                                        ========               ========                  ========                  =======

(*)   Stock compensation
      Cost of service revenue            $    57                $     6                  $    153                  $     6
      Cost of product revenue                109                      -                       358                        -
      Sales and marketing                    448                    117                     1,388                      159
      Research and development               856                     89                     2,440                       96
      General and
      administrative                       1,389                    425                     5,475                      739
                                        --------                -------                  --------                  -------
      Total                             $  2,859                $   637                  $  9,814                  $ 1,000
                                        ========                =======                  ========                  =======

See accompanying notes to condensed consolidated financial statements.

                                 At Road, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                             Nine months ended
                                                                                September 30,
                                                                       2000                      1999
                                                                    ----------                ----------
Cash flows from operating activities:
    Net loss                                                        $(36,333)                 $ (5,219)
    Adjustments to reconcile net loss to net cash used in
    operating activities:
        Depreciation and amortization                                  2,042                        82
        Amortization of deferred stock compensation                    9,814                     1,000
        Common stock issued for consulting services                        -                        43
        Change in assets and liabilities:
           Accounts receivable                                        (3,387)                     (289)
           Inventories                                                (5,436)                   (1,028)
           Deferred product costs and other current assets            (6,616)                     (735)
           Accounts payable                                            3,496                       878
           Accrued liabilities                                         1,962                       557
           Deferred revenue and other long term liabilities            4,583                       438
                                                                    ----------                ----------
            Net cash used in operating activities                    (29,875)                   (4,273)
                                                                    ----------                ----------
Cash flows from investing activities:
    Purchase of property and equipment                                (6,788)                     (471)
    Proceeds from sale of property and equipment                         100                         -
    Purchase of short-term investments                                   (61)                  (12,009)
    Proceeds from maturities of short-term investments                11,299                         -
    Purchase of restricted short-term investments                        (89)                   (2,000)
    Cash paid in purchase of Differential Corrections, Inc. and
      Hynet Technologies assets, net of cash acquired                 (3,363)                        -
    Other assets                                                      (1,367)                        -
                                                                   ----------                ----------
           Net cash used in investing activities                        (269)                  (14,480)
                                                                   ----------                ----------
Cash flows from financing activities:
    Borrowings under line-of-credit agreements, net                        -                     1,000
    Proceeds from sale of preferred stock                             32,049                    23,167
    Proceeds from sale of common stock                                   794                       172
    Issuance of note receivable related to previous issuance of
      common stock                                                       (80)                        -
    Initial public offering costs                                     (1,627)                        -
                                                                    ---------                 ---------
           Net cash provided by financing activities                  31,136                    24,339
                                                                    ---------                ----------
Net increase in cash and cash equivalents                                992                     5,586
Cash and cash equivalents
    Beginning of period                                               22,714                     5,356
                                                                    ---------                ----------
    Ending of period                                                $ 23,706                  $ 10,942
                                                                    =========                ==========
Supplemental disclosure of cash flow information--Cash paid         $      -                  $      4
 for interest
                                                                   ==========                ==========
Noncash investing and financing activities:
    Issuance of common stock for notes receivable                   $  1,470                  $      -
                                                                   ==========                ==========
    Purchase of Differential Corrections, Inc. and Hynet
      Technologies assets:
        Value of stock issued                                       $  1,592                  $      -
        Cash paid                                                      4,014                         -
        Liabilities assumed                                              215                         -
                                                                   ----------                ----------
        Assets acquired (including intangibles of $4,969)           $  5,821                  $      -
                                                                   ==========                ==========

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X promulgated under the Securities and Exchange Act of 1934. Correspondingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. The balance sheet at December 31, 1999 was derived from audited financial statements included in the Company's Registration Statement on Form S-1. In the opinion of management the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. Results of operations are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the Company's Registration Statement on Form S-1 (No. 333-41372) filed, and declared effective, on September 28, 2000 by the Securities and Exchange Commission.

Note 2 - Initial Public Offering

On September 28, 2000, the Company entered into an agreement to sell approximately 7,000,000 shares of common stock at an offering price of $9.00 per share through an initial public offering. All of the shares sold in the offering were sold by the Company. The gross proceeds from the initial public offering were approximately $63,000,000 and the Company estimates it will incur approximately $6,000,000 in costs in connection with the offering. As the proceeds from the offering were not received until October 4, 2000, the Company has recorded a subscription receivable, net of underwriters' commissions, in the amount of $58,600,000 at September 30, 2000. Upon completion of the offering, each outstanding share of the Company's convertible preferred stock was converted into one share of common stock.

In connection with the Company's Registration Statement on Form S-1 (no. 333-41372) dated September 28, 2000, the Company filed an amended and restated certificate of incorporation that authorized 100,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

Note 3 - Basic and Diluted Loss Per Share

Basic and diluted net loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.
Pro forma basic and diluted net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the conversion of outstanding shares of convertible preferred stock upon closing of the initial public offering in October 2000.


The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                         Three months ended              Nine months ended
                                                           September 30,                   September 30,
                                                        2000           1999             2000           1999
                                                  ----------------------------     ----------------------------
Weighted average common shares outstanding             10,112          4,621            8,752          3,337
Weighted average common shares outstanding
 subject to repurchase                                 (3,891)        (1,500)          (4,250)          (736)
                                                       ------         ------           ------         ------
Shares used in computation, basic and diluted           6,221          3,121            4,502          2,601
                                                       ======         ======           ======         ======
Weighted average preferred stock outstanding           28,852         23,120           27,408         18,993
Shares used in computing pro forma per share
 amounts on a converted basis                          35,073         26,241           31,910         21,594
                                                       ======         ======           ======         ======

The total number of options, restricted stock subject to repurchase, and preferred stock excluded from diluted net loss per share computation for the three and nine months ended September 30, 2000 and 1999 were as follows (in thousands):

                                                         September 30,
                                                       2000         1999
                                                     --------     --------
Convertible preferred stock                            28,890       23,120
Shares of common stock subject to repurchase            3,526        1,500
Outstanding options and stock purchase rights           5,015        5,026

Note 4 - Balance Sheet Items

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

                                           September 30,           December 31,
                                               2000                   1999
                                       --------------------   --------------------
Raw materials                                $4,599                  $1,095
Work in process                               1,408                     338
Finished goods                                1,312                     447
                                             ------                  ------
Total                                        $7,319                  $1,880
                                             ======                  ======

Deferred product costs and other current assets consists of the following (in thousands):

                                           September 30,           December 31,
                                               2000                   1999
                                       --------------------   --------------------
Current deferred product costs                $5,543                 $1,282
Prepaid expenses and other                       304                    204
                                              ------                 ------
Total                                         $5,847                 $1,486
                                              ======                 ======

Deferred product costs, intangibles, and other assets consist of the following (in thousands):

                                           September 30,           December 31,
                                               2000                   1999
                                       --------------------   --------------------
Purchased technology, net                     $4,141                  $   -
Deferred product costs                         2,849                    594
Other                                          1,554                    188
                                              ------                  -----
Total                                         $8,544                  $ 782
                                              ======                  =====

Deferred revenue and other long term liabilities consist of the following (in thousands):

                                           September 30,        December 31,
                                               2000                 1999
                                          --------------       -------------
Deferred revenue                             $2,543                    $464
Deferred rent                                   312                       6
Other liabilities                                28                      28
                                             ------                    ----
Total                                        $2,883                    $498
                                             ======                    ====

Note 5 - Comprehensive Loss

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources. At December 31, 1999 and September 30, 2000, accumulated other comprehensive loss, comprised of unrealized losses on short-term investments, were $21,000 and $7,000, respectively.

Note 6 - Segment Reporting

Effective January 1, 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In 1999 and the nine months ended September 30, 2000 the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in three months and nine months ended September 30, 1999 and 2000 and had no significant long-lived assets deployed outside the United States as of December 31, 1999 and September 30, 2000.

Note 7 - Recently Issued Accounting Standard

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 will be effective for the Company's fiscal year ending December 31, 2001. Management believes that this statement will not have a significant impact on the Company's financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, our historical and future losses, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our reliance on a limited number of customers and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in our Registration Statement on Form S-1 (No. 333-41372) dated September 28, 2000 and in our other filings with the Securities and Exchange Commission. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q and within our Registration Statement on Form S-1 (No. 333-41372) dated September 28, 2000.

Overview

We integrate Global Positioning System technology, wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. Our service is an easy-to-use, cost-effective, Internet-based service for vehicle management that provides location, reporting, dispatch, messaging and management services. Our service allows customers to use our website to track the movement of their vehicles, employees, and goods and services, and enables two-way messaging between our customers and their mobile workers. We believe our service provides significant value to our customers by our customers' reducing costs and increasing their efficiency.

From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources.

In the second half of 1998, we introduced FleetASAP (SM), a cost-effective service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet, to enable companies to efficiently manage their mobile resources. Our solution includes a proprietary hardware and software platform that integrates wireless Internet connectivity with a Global Positioning System receiver. The platform is installed in each vehicle and receives signals transmitted from Global Positioning System satellites to determine the location and velocity of the vehicle. These data are transmitted over wireless networks and the Internet to our network of secure servers. Our customers can retrieve the information from our website using an Internet browser. Because the customer data and solution software reside on our Internet infrastructure, our customers do not need to make a substantial investment in infrastructure and support to use our services.

Since 1998, we have derived substantially all of our revenues from the sale of our service and the associated platform hardware. Our service revenue is comprised of monthly fees. Our customers can contract to receive our services for terms of one, two or three years and can purchase enhanced features for additional charges. As more customers use our service, the impact on our service revenue is compounded. Our product revenue is comprised of sales of our Internet Location Manager and Internet Data Terminal. We defer platform costs in amounts equal to or less than the related deferred product revenue. Since the selling prices of our platforms are often below our costs, we expense a portion of the platform costs at the time of shipment and the remaining deferred platform costs are amortized ratably over the minimum service contract period.

We recognize service revenue over the period during which services are performed, commencing with product installation. Product revenue is deferred and recognized ratably over the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

To date, we have not sold our service outside the U.S. and Canada; however, we intend to expand our service offerings to additional countries in 2001. We do not expect that revenues from international sales will be material in 2000.

On September 28, 2000, we entered into an agreement to sell approximately 7.0 million shares of common stock at an offering price of $9.00 per share through an initial public offering. The gross proceeds from the initial public offering were approximately $63.0 million and we estimate we will incur approximately $6.0 million in costs in connection with the offering. As the proceeds from the offering were not received until October 4, 2000, we recorded a subscription receivable, net of underwriters' commissions, in the amount of $58.6 million at September 30, 2000. Upon completion of the offering, each outstanding share of our convertible preferred stock was converted into one share of common stock. Prior to the closing of this offering, we completed its reincorporation in Delaware.

We will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period based on the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period related to options granted to consultants can fluctuate depending on our stock price and volatility. As of September 30, 2000, deferred stock compensation was $11.0 million, which will be amortized in future periods.

Since inception, we have invested substantially in research and development, business development, marketing, advertising, the building of sales channels, and our overall infrastructure. We anticipate that such investments will continue to grow in the near future. We have incurred losses in each year since inception and expect to incur net losses at least for the next several quarters. As of September 30, 2000, we had an accumulated deficit of $52.5 million. Net losses have increased in each quarter in 2000. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

Results of Operations

Three and Nine Months Ended September 30, 2000 and 1999

Service Revenue

Service revenue, which is comprised of monthly fees, increased from $145,000 to $2.4 million for the three months ended September 30, 1999 and 2000, respectively. Service revenue grew from $187,000 for the nine months ended September 30, 1999 to $4.9 million for the same period in 2000. This growth is consistent with the increases in our installed base of subscribers.

Product Revenue

Product revenue rose from $80,000 for the three months ended September 30, 1999 to $698,000 for the same period in 2000. Product revenue rose from $136,000 for the nine months ended September 30, 1999 to $1.5 million for the same period in 2000. This growth is consistent with the increases in our installed base of subscribers.

Cost of Service Revenue

Cost of service revenue consists of employees' salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Internet Service Center. Cost of service revenues increased from $154,000 to $1.8 million for the three months ended September 30, 1999 and 2000, respectively. Cost of service revenues grew from $224,000 for the nine months ended September 30, 1999 to $3.9 million for the same period in 2000. The growth in cost of service revenue resulted from increases in direct service delivery expenses, service infrastructure and personnel costs.

Cost of Product Revenue

Cost of product revenue consists of the cost of our platforms, including the Internet Location Manager, Internet Data Terminal and related parts, as well as costs associated with the final assembly, test, delivery, and installation of our products. The selling prices of our platforms are often below cost; we defer platform costs (not in excess of related deferred product revenue) and, as a result, we expense a portion of the platform costs at the time of shipment and the remaining deferred product costs are amortized ratably over the minimum service contract period. We expect this practice will continue for the foreseeable future as we continue to expand our installed base and as we view product installation as enabling our core service business. We expect the impact of this practice on future liquidity will be minimal as our service revenue stream expands. Cost of product revenue rose from $613,000 for the three months ended September 30, 1999 to $1.9 million for the same period in 2000. Cost of product revenue rose from $835,000 for the nine months ended September 30,1999 to $5.3 million for the same period in 2000. The increase in cost of product revenue was attributable primarily to the expansion of our services and the resulting increase in the number of customers using our services.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses grew from $1.1 million for the three months ended September 30, 1999 to $4.4 million for the same period in 2000. Sales and marketing expenses rose from $1.7 million for the nine months ended September 30, 1999 to $11.3 million for the same period in 2000. Sales and marketing headcount grew from 30 to 97 at September 30, 1999 and 2000, respectively. Related increases in salaries and other compensation, sales commissions and marketing campaigns comprised the majority
of the increases for the three and nine month periods.   We expect that sales
and marketing expenses will continue to increase as we hire additional personnel and expand our sales channels.

Research and Development Expenses

Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses grew from $572,000 for the three months ended September 30, 1999 to $2.5 million for the same period in 2000. Research and development expenses rose from $1.1 million for the nine months ended September 30, 1999 to $6.6 million for the same period in 2000. Research and development headcount grew from 15 to 90 at September 30, 1999 and 2000, respectively. Increases in compensation and consultant expenses accounted for the majority of the increase in expenses. We expect that research and development expenses may increase in future periods.

General and Administrative Expenses

General and administrative expenses consist of employee salaries and related executive, administrative, and accounting expenses and professional fees, recruiting, and allowances for aged receivables. General and administrative expenses grew from $477,000 for the three months ended September 30, 1999 to $3.2 million for the same period in 2000. General and administrative expenses rose from $1.2 million for the nine months ended September 30, 1999 to $6.9 million for the same period in 2000. General and administrative headcount increased from 11 to 52 at September 30, 1999 and 2000, respectively. Salaries and other compensation, professional fees and allowances for aged receivables accounted for the majority of the increases. We expect that general and administrative expenses will continue to increase as we hire additional personnel and incur related expenses in anticipation of the growth of the business and our operation as a public company.

Intangibles Amortization

Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000, which are being amortized over an estimated useful life of three years.

Stock Compensation Expense

Deferred stock compensation related to the granting of stock options to employees and consultants was $11.0 million at September 30, 2000. Amortization of deferred stock compensation expense increased from $637,000 for the three months ended September 30, 1999 to $2.9 million for the same period in 2000 and increased from $1.0 million for the nine months ended September 30, 1999 to $9.8 million for the same period in 2000.

Interest Income, net

Net interest income is comprised of interest earned on cash, cash equivalents, and short-term investments. Net interest income increased from $351,000 for the three months ended September 30, 1999 to $666,000 for the same period in 2000 and increased from $483,000 for the nine months ended September 30, 1999 to $1.8 million for the same period in 2000. These increases arise from investments of proceeds from our convertible preferred stock financings completed in June and December 1999 and January, June and July 2000.

Net Loss

Net loss increased from $3.0 million for the three months ended September 30, 1999 to $13.3 million for the same period in 2000 and increased from $5.2 million for the nine months ended September 30, 1999 to $36.3 million for the same period in 2000. These increases are attributable to growth in our operating costs from $2.8 million to $13.3 million and from $5.0 million to $35.4 million for the three month and nine month periods ended September 30, 1999 and 2000, respectively.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

Liquidity and Capital Resources

As of September 30, 2000, we held $23.7 million in cash and cash equivalents and $4.8 million in short-term investments, which include $2.0 million of restricted short-term investments. We currently have a $2.0 million revolving line of credit facility against which there were no borrowings at September 30, 2000. The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.0 million. At September 30, 2000, we had two standby letters of credit outstanding for a total of $895,000. The line of credit expires in March 2001.

In July 2000, we issued 100,000 shares of Series E convertible preferred stock at $10.00 per share for proceeds of approximately $1.0 million.

On September 28, 2000, we entered into an agreement to sell approximately
7.0 million shares of common stock at an offering price of $9.00 per share through an initial public offering, and received net aggregate proceeds of approximately $57.0 million after deducting underwriting discounts and commissions and estimated offering costs. The transaction closed on October 4, 2000 and as a result, was recorded as subscriptions receivable in our financial statements for September 30, 2000.

Net cash used for operating activities was $4.3 million and $29.9 million for the nine months ended September 30, 1999 and 2000, respectively. Cash used for operating activities was attributable primarily to net losses and increases in
accounts receivable, inventory, and deferred product costs.   These increases
were offset in part by amortization of deferred stock compensation, increases in accounts payable and accrued liabilities, and deferred revenues. As of September 30, 2000 approximately $1.8 million of our accounts receivable were over 90 days old. We believe we have adequately provided allowances as of September 30, 2000 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As a result of deferred product costs being recorded at the time of shipment and deferred product revenue being recorded at the time of installation, deferred product costs will generally exceed deferred revenue as we grow our business.

Net cash used for investing activities was $14.5 million and $269,000 for the
nine months ended September 30, 1999 and 2000, respectively.   Cash used in
investing activities for both periods was primarily due to excess cash invested in corporate debt securities and U. S. Government securities.

Net cash provided by financing activities was $24.3 million and $31.1 million for the nine months ended September 30, 1999 and 2000, respectively. Cash provided by financing activities in each period came primarily from proceeds from the issuance of convertible preferred stock.

We believe that our cash and cash equivalents, short-term investments, and proceeds from our initial public offering will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to obtain a larger credit facility or to sell additional equity or debt securities, which may not be available on commercially reasonable terms or at all, and which could dilute existing stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Short-Term Investments

At September 30, 2000, we held $4.8 million in short-term investments, consisting of investment grade financial instruments with original maturities of three to eighteen months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at September 30, 2000, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

Foreign Currency Exchange Rate

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers. Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, in Canada, provides the modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; Philsar Electronics, in Canada, manufactures our radio frequency chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currencies in the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10% increase in average exchange rates could increase our product costs by approximately 9%.

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our Indian subsidiary.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

We have received a letter from the holder of two patents claiming that we infringe its patents. We are in the process of reviewing the patents; however, the ultimate outcome of this matter cannot be determined at this time. We are presently a defendant in a lawsuit arising out of the recruitment of employees. We are in the process of reviewing the claims alleged in this lawsuit and while the ultimate outcome cannot be predicted with certainty, we believe this lawsuit is immaterial and without merit.

Item 2.  Changes in Securities and Use of Proceeds.

In July 2000, we issued 100,000 shares of Series E convertible preferred stock at $10.00 per share for proceeds of approximately $1.0 million.

Upon the closing date of the Company's initial public offering, all 28,889,868 shares of convertible preferred stock outstanding (Series A through E-1) were converted into 28,889,868 shares of common stock and retired.

On September 28, 2000, the Company's Registration Statement on Form S-1 (No. 333-41372) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of the Company's common stock were offered and sold for the account of the Company at a price of $9.00 per share. The offering was closed on October 4, 2000. The managing underwriters of the offering were Credit Suisse First Boston Corporation, Chase H&Q, and U.S. Bancorp Piper Jaffray. After deducting approximately $4.4 million in underwriting discounts and $1.6 million in related offering expenses, the net proceeds of the offering were approximately $57.0 million. The $57.0 million will be invested in investment grade, interest bearing securities. The Company intends to use such remaining proceeds for general corporate purposes, including further development and commercialization of its products, infrastructure development, research and development, business development, marketing, advertising, the building of sales channels, working capital and capital expenditures.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company submitted an action by written consent to its shareholders of record as of July 20, 2000. The matters to be approved and the results of such approval as of August 25, 2000 were as follows:

     1. The reincorporation of the Company from California to Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary, which transaction also contemplates the execution of indemnification agreements between such subsidiary and each of its officers and directors, and amendments to such subsidiary's charter documents.

       FOR  (29,641,938)    AGAINST  ( 0 )    ABSTAIN  (9,036,751)

     2. The adoption of the Company's 2000 Directors' Stock Option Plan and the reservation of 1,200,000 shares of the Company's common stock for issuance thereunder, effective upon the effectiveness of the Company's Registration Statement on Form S-1.

       FOR  (29,641,938)    AGAINST  ( 0 )    ABSTAIN  (9,036,751)

     3. The adoption of the Company's 2000 Employee Stock Purchase Plan and the reservation of 450,000 shares of the Company's common stock for issuance thereunder, plus certain annual increases in the total shares in each of the fiscal years 2001 through 2010.

       FOR  (29,641,938)    AGAINST  ( 0 )    ABSTAIN  (9,036,751)

     4. The adoption of the Company's 2000 Stock Option Plan and the reservation of 2,000,000 shares of the Company's common stock for issuance thereunder, plus certain annual increases in the total shares in each of the fiscal years 2001 through 2010.

       FOR  (29,641,938)     AGAINST  ( 0 )    ABSTAIN  (9,036,751)

     5. The amendment and restatement of the Company's Certificate of Incorporation, effective and contingent upon At Road Delaware's proposed initial public offering of common stock, authorizing, among other things: (a) the conversion of the Company's preferred stock to the Company's common stock; and (b) the creation of 5,000,000 shares of undesignated preferred stock.

       FOR  (29,641,938)     AGAINST  ( 0 )    ABSTAIN  (9,036,751)

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits: 27.1 Financial Data Schedule

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AT ROAD, INC.

                                        By: /s/  Thomas C. Hoster
                                            ---------------------------------
                                            Thomas C. Hoster
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

Date:  November 14, 2000

EXHIBIT INDEX
-------------
Number      Description
------      -----------

27.1    Financial Data Schedule.