Form 10-K405
period 2000-12-31
AT ROAD INC
filed 2001-03-30
CIK 1109537

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------

                                   FORM 10-K

(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from         to

                       Commission file number: 000-31511

                               ----------------

                                 AT ROAD, INC.
            (Exact name of registrant as specified in its charter)

                  Delaware                                       94-3209170
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                     Identification No.)

                             47200 Bayside Parkway
                               Fremont, CA 94538
         (Address, including zip code, of principal executive offices)

       Registrant's telephone number, including area code: 510-668-1638

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                 Common Stock

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $27,964,018 as of March 26, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 46,160,773 shares of the registrant's Common Stock issued and outstanding as of March 26, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the registrant's 2001 annual meeting of stockholders.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

   Except for the historical information contained in this Report, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, our historical and future losses, our limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our reliance on a limited number of customers and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Report and in our other filings with the Securities and Exchange Commission ("SEC").

The @Road Solution

   We integrate Global Positioning System technology, wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. Our service is an easy-to-use, cost-effective, Internet-based service for vehicle management that provides location, reporting, dispatch, messaging, and management services. Our service allows customers to use our web site to track the movement of their vehicles, employees, and goods and services, and provides for two-way messaging between our customers and their mobile workers. We believe our service provides significant value to our customers by reducing the costs and increasing the efficiency of their operations.

   Our service includes a proprietary hardware device with embedded software that integrates wireless Internet connectivity with a Global Positioning System receiver. Our basic hardware product is called the Internet Location Manager. Two-way text messaging is enabled with the addition of hardware called an Internet Data Terminal. Customers can use our service with any number or type of vehicles, including cars, rental cars, buses, school buses, vans, trucks, trailers, limousines or heavy equipment, by installing our Internet Location Manager in each vehicle. The Internet Location Manager receives signals transmitted from Global Positioning System satellites to determine the location, velocity and orientation of the vehicle in which it is installed. These data are transmitted to the @Road Wireless Applications Processing Center, our network of secure servers, using wireless networks and the Internet. Our customers can then retrieve the information from our web site using an Internet browser. Customers can purchase an additional messaging unit, the Internet Data Terminal, that uses the Internet and wireless networks to send and receive messages to and from a vehicle enabled with an Internet Data Terminal. Because the customer data and solution software reside at our Wireless Applications Processing Center, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as proprietary hardware, software and data networking equipment, to use our service.

   We have entered into strategic relationships with AT&T Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, TELUS Mobility and Verizon Wireless to provide wireless data connectivity between @Road-enabled vehicles and the Internet over these companies' Cellular Digital Packet Data networks and Integrated Digital Enhanced Network. We have designed our service to be easily adapted to other wireless protocols in order to allow us to offer our services globally. We have also entered into a strategic relationship with Hitachi Software Engineering to provide our service in Japan over additional wireless networks.

   Customers who subscribe to our service find a variety of compelling benefits. Many of these benefits translate into competitive advantages for our customers. Benefits of our service include the following:

  . Productivity enhancement. Our service allows our customers to track, monitor, and manage their mobile resources more effectively and efficiently. Customers can achieve enhanced productivity from their fleet operations by closely monitoring all vehicles in their fleet, routing vehicles more efficiently, reducing vehicle downtime, and increasing the number of deliveries or trips per vehicle. In addition, these improvements to vehicle management can result in more efficient vehicle maintenance and reduced misuse of vehicles.

  . Differentiated service. Our customers can be more responsive to their customers by more effectively managing their mobile resources. Because our customers are able to track the location of each vehicle in their fleet, they are able to provide their customers with more detailed information on the location of products and services. At the same time, our customers can allocate their limited resources more efficiently to reduce wait times experienced by their customers. They can also provide better customer service because we provide our customers with records relating to the status and activity of their vehicles at relevant times as well as audit trails of messages between our customer and its vehicles.

  . Ease of implementation. The installation of our platform, the Internet
    Location Manager and the optional Internet Data Terminal, into a vehicle takes less than an hour. Once installed, our customers can manage all their vehicles through any Internet browser. Because we manage the software services and customer data at our Wireless Applications Processing Center, the customer does not incur any incremental information technology costs associated with the use of our services. As our customers grow, our services are scaleable by installing our platform in additional vehicles. Additionally, we implement software upgrades centrally on our server and remotely over a wireless connection to the vehicle. Customers benefit from these enhancements to our service without removing the vehicle from service.

 Strategy

   Our objective is to be the leading provider of location-relevant and time-sensitive information services and solutions to businesses and organizations managing vehicles and mobile resources. Our service enables us to deliver information and services to vehicles or about vehicles, which take advantage of the identity of the vehicles, the location and movement of the vehicles, and the time when the vehicles are at particular locations. Key elements of our strategy include:

  . Establish @Road as the market leader in vehicle management services. We believe our competitive advantages will establish us as the market leader in providing vehicle management services to businesses and organizations. Establishing this leadership position is a key element in successfully penetrating new markets, creating new sources of revenues and growing our overall business. We are one of the first companies to enter the vehicle management services market with a comprehensive turnkey solution at a low cost. We intend to aggressively grow our customer base and market additional services to our existing customer base. We expect to expand our existing distribution channels to continue to focus on small to mid-size fleets and grow our direct sales force to target customers with thousands of vehicles. Moreover, as wireless network coverage increases, and new wireless networks are deployed, we expect to increase our selling efforts into the worldwide market.

  . Increase the value of our solution by expanding the range of services we provide. We will add new features and functionality to our services to enhance their value. We expect to continue to offer services that synthesize the information currently retrieved by our service. For example, we have released a value-added service whereby customers can turn mileage data into a maintenance schedule for their vehicles. We expect to expand our use of Internet content to provide business- and consumer-oriented mobile commerce and additional content to our customers when we believe there is value for our customers and revenue opportunities for @Road. In addition, we are continuing to develop an open platform architecture, with application program interfaces and enhanced web site features to allow our partners to integrate their applications with our services.

  . Leverage partnerships to accelerate market acceptance. We believe that leveraging the market presence, brand recognition, and distribution resources of established vendors and wireless carriers will help us establish broad business and consumer awareness and acceptance of our services. We intend to continue to partner with vehicle and device manufacturers, providers of vehicle maintenance and support services, wireless telephone and personal digital assistant manufacturers, wireless carriers, suppliers of consumer services, Internet content and commerce providers, and other suppliers of goods and services. We believe that the successful design and implementation of our partnership strategy will facilitate the extension of our services to new markets such as the consumer vehicle and mobile device markets.

  . Penetrate new markets and applications. We intend to use our core competencies and relationships with key partners and customers to develop services for additional markets. We believe our technology is well suited to many applications that can leverage location-relevant, time-sensitive information and two-way messaging using wireless communications and the Internet. To address expanding market opportunities, we have designed our services to be carrier and connectivity-independent, which will allow us to rapidly deploy our services in additional geographic markets as coverage of digital wireless packet-based data networks increases. In addition, we intend to expand our services to include both commercial and consumer applications.

  . Maintain technology leadership. We have developed and patented technology that integrates Global Positioning System technology, wireless communications and the Internet. We also have substantial experience in the design and deployment of products and services incorporating these technologies. We believe that our existing intellectual property, technological experience and expected continued investment in research and development will provide us with significant competitive advantages, enabling us to maintain our technological leadership position.

 Services

   Our FleetASAP service integrates the Global Positioning System, wireless communications and the Internet to provide location, reporting, dispatch, messaging, and other management services to our customers for tracking and managing their mobile resources. Our service also allows two-way messaging between managers of vehicles and their drivers. We believe that our service provides significant value to our customers by reducing the costs and increasing the efficiency of their operations. We have initially targeted companies with commercial vehicles.

   The following features and benefits of FleetASAP give it a competitive advantage over existing solutions:

  . Cost-effective. The FleetASAP service is cost-effective for our customers because we pass on to them the efficiencies we gain by using the Internet and wireless networks developed by other companies and Global Positioning System technology developed by the U.S. government. Our customers are not required to make a substantial capital investment because the customer data and our software reside at our Wireless Applications Processing Center, and the service is accessible through the Internet.

  . Ease of implementation and use. The Internet Location Managers and
    Internet Data Terminals are shipped to the customer fully configured and ready to install, which typically takes an authorized technician less than one hour. Once these devices are installed, our customers can use our service by logging on to our web site. The user interface is intuitive to use, requires minimal training and can be personalized to meet the requirements of each of our customers. FleetASAP is designed to be available to our customers through the Internet 24 hours a day, seven days a week, with the exception of scheduled maintenance. Additionally, our platform software is designed to be updated wirelessly, minimizing vehicle downtime.

  . Robust reporting capabilities. FleetASAP reports offer our customers comprehensive, detailed reporting of vehicle activity, either individually or for all or a selected group of a customer's vehicles. Reports can be personalized by customers and downloaded for additional sorting and analysis. A customer's preferences are stored in our Wireless Applications Processing Center and can be altered at any time to meet their changing needs. The location of each vehicle in a customer's fleet can be displayed on a map, making vehicle location and tracking simple. Map views can be personalized by customers to graphically display different information about their vehicles, including locating points or vehicles on maps by address or customer-defined landmarks. Vehicle tracking information is stored at our Wireless Applications Processing Center, allowing vehicle managers to monitor their vehicles over an extended period of time. Reports can also be used to help our customers manage the maintenance requirements of their vehicles.

  . Return on investment. Our service results in a variety of cost savings to our customers. Our customers can use FleetASAP to determine the location of their vehicles at particular times and send the most appropriate vehicle to the next job. In addition, customers can increase their productivity by monitoring and managing the activities of their vehicles. Effective managing, routing and dispatching of vehicles saves fuel and time, decreases our customers' costs and increases their customers' satisfaction. By estimating mileage data and providing maintenance scheduling services, we assist our customers in optimizing maintenance activation, timing their vehicle downtime cost-effectively and offering opportunities to purchase vehicle maintenance goods and services in bulk, as appropriate. When we provide our customers with messaging capabilities using Internet Data Terminals, which bundles two-way communications for a flat rate, our customers can reduce their communications costs, including cellular telephone fees, which are often usage-based.

  . Scaleability. Our platform and software architecture are designed to serve a growing number of users with increasing data transmission volumes without compromising performance, delivery times or data accuracy of our services. Because the three technology components of our solution are designed to accommodate a practically unlimited number of users, as in the case of the Global Positioning System, or can be expanded to accommodate additional users, as in the case of wireless networks or the Internet, we believe that we can support a significantly expanding customer base.

  . Global Positioning System-determined location. FleetASAP uses the Global
    Positioning System to determine location, enabling reliable, accurate and cost-effective location and tracking of our customers' vehicles. We believe Global Positioning System technology is more reliable than other positioning technologies because of its proven accuracy, the large number of deployed satellites and its ability to determine location regardless of velocity and altitude. The Global Positioning System uses pre-existing infrastructure developed by the U.S. government, which reduces the cost of our service.

  . Wireless data connectivity. FleetASAP currently uses the Cellular Digital
    Packet Data or Integrated Digital Enhanced Network protocol to transmit data to and from customer vehicles. We have agreements with six major wireless carriers to provide Cellular Digital Packet Data and Integrated Digitial Enhanced Network service to our customers. Total wireless coverage includes more than 200 metropolitan areas in the U.S. and Canada. Our service is designed to be tolerant of network difficulties, with the ability to confirm receipt of data and retransmit data if errors are detected. Additionally, if a customer's vehicle is out of wireless coverage, the Internet Location Manager records up to two days of information, which is then transmitted to our Wireless Applications Processing Center when the vehicle returns to wireless coverage.

  . Messaging capabilities. Our customers may enhance our FleetASAP service by purchasing an optional two-way messaging unit, the Internet Data Terminal, that uses the Internet and wireless networks to enable our customers to communicate regularly with their vehicles. Our customers can pre-program each Internet Data Terminal with a specific set of reply messages that can be sent with the press of a button, minimizing driver distraction while on the road. An audit trail of messages, including the driver's acknowledgment that a message was received, is stored at our Wireless Applications Processing Center for fourteen days.

  . StatASAP. Our customers may enhance our FleetASAP service by purchasing connecting sensors and additional reporting functions. StatASAP allows the Internet Location Manager to report the status of an event on the vehicle. For example, a sensor attached to a school bus door reports to the Internet Location Manager whether the door was opened or closed.

  . Fleet Resources. Our Fleet Resources web page contains links to a number of value-added retail and informational sites that we believe serve additional needs of our customers. For example, our customers can link to purchase new tires, office supplies and several other goods, and obtain current information about traffic conditions and fuel prices.

  . Sturdy construction. The Internet Location Manager and the Internet Data
    Terminal are designed and tested to withstand the harsh environment of commercial vehicles, including off-road vehicles, for example with respect to vibration, shock and extreme temperatures.

 Customers

   We market and sell FleetASAP to a broad range of customers that vary in size, geographic location and industry. The number of vehicles utilizing our service has grown from 135 as of December 31, 1998 to approximately 35,000 as of December 31, 2000. Our customers' fleets range from two vehicles to over
400. Currently we have customers in the following industries:

  . Trucking                            . Construction


  . Waste management                    . Delivery services


  . Vehicle repair                      . Courier services


  . Taxi cabs and limousines            . Public works


  . Commercial buses                    . Plumbing


  . Landscaping                         . Food and beverage distribution


  . Industrial machinery                . Furniture delivery


  . Equipment rental                    . School buses


 Research and Development

   We concentrate our research and development activities on services and platform engineering. To enhance our existing services and to introduce new services to our existing and potential customers, we focus on the following key areas:

  . Services. We intend to continue to develop our service by offering new features while enhancing existing features. For example, we launched a service enabling customers to create vehicle maintenance scheduling reports in May 2000 and a service enabling customers to view geographic locations on maps by personalized landmarks in September 2000. We intend to dedicate substantial resources to continue our software development activities.

  . Platform. We intend to continue to develop and release platform upgrades to add new service features as well as to enhance existing features. For example, we introduced a ruggedized full-size keyboard for use with our Internet Data Terminal in June 2000 and released a version of our latest Internet Location Manager that utilizes the Integrated Digital Enhanced Network in December 2000. We also intend to continue to work with component suppliers, contract manufacturers and wireless network carriers to integrate our platform into other devices and develop our platform as a leading technology in the location-relevant information services market.

   As of December 31, 2000, we had 85 employees and consultants in research and development.

 Technology

   Our technology efforts focus on enhancing reliability, availability and features in our service solution while maintaining scalability. Our proprietary technologies are designed to work with technologies from other companies, including our partners, competitors, and other third parties. Although our current service utilizes our patented Global Positioning System chipset, our service has been designed to work with other location technologies. Similarly, although we offer an embedded wireless modem in our platform and a platform tethered to a Nextel Plus series wireless telephone, our service is designed to work with a wide range of wireless communications devices. Additionally, while our service is currently based on delivering information through the Internet from our Wireless Applications Processing Center, the service is designed to provide any content available from the Internet. We expect to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective. Our technology efforts focus on the following areas:

  . Location Technology. The Global Positioning System is a worldwide radio-navigation system formed from a constellation of satellites and ground systems that are used as reference points to calculate positions. We have designed a patented Global Positioning System chipset and algorithm with four times the processing power of most other commercial Global Positioning System receivers. As a result, our platform determines its location in approximately half the time required by most other commercial receivers.

  . Wireless Technology. Our service currently operates over Cellular Digital
    Packet Data networks and the Integrated Digital Enhanced Network. We also have laboratory-tested different versions of our platform that are compatible with other wireless technologies and protocols. Our goal is to bring to market a platform that is independent of wireless connectivity protocols and hardware, allowing our customers to connect wirelessly to our Wireless Applications Processing Center using various protocols and wireless carriers, using our platform, the customer's existing wireless telephone, or other wireless devices.

  . Internet Technology. Although our service involves complex aggregation and processing of customer data, the customer can access all the functionality of our service through an Internet browser. Because our application, reporting and customer data software are independent of one another, each can be modified or upgraded without affecting the others. In order to expand the services we provide to our customers, we have developed an application programming interface that enables our customers to integrate our vehicle location information into their applications. We also expect to develop additional application programming interfaces that will enable our customers to integrate our service into their applications.

  . Information Technology. We have an information technology organization distinct from our research and development organization that is dedicated to building and maintaining our secure Wireless Applications Processing Center. By managing our service at our Wireless Applications Processing Center, we relieve our customers of the technology and operations burden of managing the integration of complex Global Positioning System, wireless data and Internet systems. Our Wireless Applications Processing Center is comprised of servers located in Sunnyvale and Fremont, California and Philadelphia, Pennsylvania. From our Wireless Applications Processing Center, we maintain variable-speed capacity connections to the Internet and dedicated connections to the wireless networks we use. In the event of a power failure, our systems would be powered by a backup power supply.

 Key Alliances and Relationships

   We will continue to establish relationships with a number of companies to accelerate the adoption of our services. We believe that establishing strategic relationships will facilitate our technological leadership and provide early access to emerging technologies and new customers. Some of our existing relationships include the following:

  . Wireless Carriers. We have established strategic relationships with AT&T
    Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, TELUS Mobility and Verizon Wireless to provide wireless connectivity between @Road-enabled vehicles and the Internet. We contract directly with AT&T Wireless and Telus Mobility for the provision of wireless communications, which are bundled with our service. With Cingular Wireless, Nextel Communications and Nextel Partners, our customers have separate contracts for wireless communications with their carrier. With Verizon Wireless, we contract directly in some geographic areas and in others our customers have separate contracts for wireless communications.

  . Manufacturers. We have an agreement with Intel Corporation, which grants
    Intel a royalty-bearing license to our Global Positioning System chipset technology. As part of this agreement, Intel and @Road have agreed to cooperate on a variety of development activities. In addition, one of our investors, Orient Semiconductor Electronics, manufactures and tests our Internet Location Manager.

  . International Partner. We have established a strategic relationship with Hitachi Software Engineering to provide our FleetASAP service in Japan over wireless networks other than Cellular Digital Packet Data networks or the Integrated Digital Enhanced Network.

 Sales and Marketing

   Our sales and marketing objective is to achieve broad market penetration through vertical marketing and targeted sales activities. As of December 31, 2000, our sales and marketing team consisted of 96 employees. We currently market and sell our solution through a combination of direct sales, wireless carrier partners and agents.

  . Direct sales force. We have deployed our direct sales force throughout the U.S. in major Cellular Digital Packet Data network and Integrated Digital Enhanced Network markets. In the fourth quarter of 2000, we created a strategic direct sales force to focus additional effort on large customer acquisitions. Our strategic direct sales force calls on potential customers with large fleets and works with our wireless carrier partners and independent sales agents to increase our customer base.

  . Wireless carrier partners. Our wireless carrier partners are AT&T
    Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, TELUS Mobility and Verizon Wireless. These partners market and facilitate sales of our service through their own sales channels as part of their service offerings.

  . Agent sales program. Our agent sales program is designed to build a network of independent sales agents throughout the U.S. to sell our service. The program provides independent sales organizations fees for the sale, installation and ongoing support of our platform and service.

   Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs and product management. These activities include public relations, seminars, direct mail, trade shows, and co-marketing and co-branding with wireless carriers.

 Competition

   We compete with companies that offer the ability to obtain location-relevant information about their mobile resources. We also compete with alternative means of communication between vehicles and their managers, including wireless telephones, two-way radios, and pagers. We compete primarily on the basis of price, ease of use, functionality, quality and geographic coverage of our services. As the demand by businesses and consumers for location-relevant information increases, we anticipate that the quality, functionality and breadth of our competitors' products and services will improve and that new competitors will enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve existing services or offer some or all of the services we offer or may offer in the future. It is unclear to what extent network infrastructure developers and key network operators will seek to provide integrated Global Positioning System, wireless data and Internet solutions, including access devices developed internally or through captive suppliers.

   The market for our services is competitive and is expected to become even more competitive in the future. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include other providers of vehicle-location services, such as Qualcomm, whose OmniTRACS service uses satellite communication technology to manage fleets of trucks that travel long distances; other wireless Internet companies, such as Aether Systems, Openwave and Research in Motion; companies working on emergency-911 solutions, such as True Position; companies with solutions that integrate location, wireless communications and call centers, such as General Motors; and companies that provide wireless, location-relevant applications, such as SignalSoft.

 Intellectual Property

   We rely on a combination of patent, trade secret, trademark and copyright laws, and nondisclosure and other contractual restrictions to protect our proprietary technology. We possess four patents, which cover our Global Positioning System chipset technology and the method and structure for distributing information over a network. We have filed numerous additional patent applications to further protect and extend our technology leadership position. Although we have applied for patent protection primarily in the U.S., we intend to file patent applications in other countries where there is a strategic technological or business justification. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information.

 Employees

   As of December 31, 2000, we had 315 employees, 290 of who were located in the U.S. and 25 of who were located in Chennai, India. We believe relationships with our employees are good.

ITEM 2. PROPERTIES.

   We have offices in Fremont, California and Chennai, India.

                          Square                                                         Lease
   Location     Ownership  Feet                       Primary Use                      Expiration
   --------     --------- ------ ----------------------------------------------------- ----------
Fremont, CA      Leased   54,000 Corporate headquarters, customer service, engineering  1/31/2005
Fremont, CA      Leased   30,000 Engineering, research and development, data center    12/31/2005
Chennai, India   Leased    4,100 Research and development, office space                11/18/2002

ITEM 3. LEGAL PROCEEDINGS.

   We are not currently involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Price Range of Common Stock

   Our common stock has been listed for quotation on the Nasdaq National Market under the symbol "ARDI" since our initial public offering on September 28, 2000. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

                                                                   High   Low
                                                                   ----- -----
   Quarter ended September 30, 2000 (from September 28, 2000)..... $9.13 $7.13
   Quarter ended December 31, 2000................................ $8.00 $1.19

   At December 31, 2000, there were approximately 164 holders of record of the common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

   The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent months has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology and Internet-related companies that have often been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

   We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Use of Proceeds

   On September 28, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-41372) was declared effective by the Securities and Exchange Commission, pursuant to which 7.0 million shares of our common stock were offered and sold for our account at a price of $9.00 per share, generating aggregate gross proceeds of $63.0 million for the account of the Company. The managing underwriters were Credit Suisse First Boston, Chase H&Q and U.S. Bancorp Piper Jaffray. After deducting approximately $4.4 million in underwriting discounts and $1.75 million in other related expenses, the net proceeds of the offering were approximately $56.8 million. As of December 31, 2000, the net proceeds were invested in cash and cash equivalents and short-term investments and a portion had been used, as planned, for working capital. We intend to use such proceeds for capital expenditures and for general corporate purposes, including working capital and to fund anticipated operating losses.

ITEM 6. SELECTED FINANCIAL DATA.

   The selected consolidated financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes and other information contained in this Report.

                                                                Period from July
                                                                     1, 1996
                              Years Ended December 31,            (commencement
                          ------------------------------------  of operations) to
                            2000      1999     1998     1997    December 31, 1996
                          --------  --------  -------  -------  -----------------
                               (in thousands, except per share amounts)
Consolidated Statements
 of Operations Data:
Revenues:
 Services...............  $  7,919  $    612  $     4  $   --        $  --
 Product................     2,704       294       64      --           --
                          --------  --------  -------  -------       ------
  Total revenues........    10,623       906       68      --           --
                          --------  --------  -------  -------       ------
Costs and expenses:
 Cost of service
  revenue...............     6,414       681       27      --           --
 Cost of product
  revenue...............     7,865     1,777       87      --           --
 Sales and marketing....    15,512     3,530      266      107          --
 Research and
  development...........     8,893     2,109      731      745          204
 General and
  administration........    10,887     2,129      457      250           95
 Intangibles
  amortization..........     1,239       --       --       --           --
 Stock compensation.....    11,664     4,973      --       --           --
                          --------  --------  -------  -------       ------
  Total costs and
   expenses.............    62,474    15,199    1,568    1,102          299
                          --------  --------  -------  -------       ------
Loss from operations....   (51,851)  (14,293)  (1,500)  (1,102)        (299)
Interest income, net....     3,243       804       90       98           25
Other expense, net......      (215)      --       --       --           --
                          --------  --------  -------  -------       ------
Net loss................  $(48,823) $(13,489) $(1,410) $(1,004)      $ (274)
                          ========  ========  =======  =======       ======
Basic and diluted net
 loss per share.........  $  (3.48) $  (4.88) $ (0.62) $ (0.45)      $(0.12)
                          ========  ========  =======  =======       ======
Shares used in
 calculating basic and
 diluted net loss per
 share..................    14,026     2,763    2,287    2,250        2,250
                          ========  ========  =======  =======       ======
Pro forma basic and
 diluted net loss per
 share..................  $  (1.41) $  (0.59)
                          ========  ========
Shares used in
 calculating pro forma
 basic and diluted net
 loss per share.........    34,582    22,882
                          ========  ========
                             Years Ended
                            December 31,
                          ------------------
                            2000      1999
                          --------  --------
                           (in thousands)
Detail of stock
 compensation:
Cost of service
 revenue................  $    171  $     17
Cost of product
 revenue................       479        52
Sales and marketing.....     1,691       445
Research and
 development............     2,686       501
General and
 administrative.........     6,637     3,958
                          --------  --------
  Total.................  $ 11,664  $  4,973
                          ========  ========

                                                   As of December 31,
                                          -------------------------------------
                                            2000    1999    1998   1997   1996
                                          -------- ------- ------ ------ ------
                                                      (in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalent................. $ 69,280 $22,714 $5,356 $  590 $2,170
Working capital..........................   82,172  38,758  5,599  1,078  2,126
Total assets.............................  111,442  45,174  6,006  1,305  2,271
Total stockholders' equity...............   94,766  40,608  5,788  1,213  2,217

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in "Risk Factors," "Business" and elsewhere in this Report.

Overview

   We integrate Global Positioning System technology, wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. Our service is an easy-to-use, cost-effective, Internet-based service for vehicle management that provides location, reporting, dispatch, messaging, and management services. Our service allows customers to use our web site to track the movement of their vehicles, employees, and goods and services, and provides for two-way messaging between our customers and their mobile workers. We believe our service provides significant value to our customers by reducing the costs and increasing the efficiency of their operations.

   From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources. In the second half of 1998, we introduced FleetASAP, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet, to enable companies to efficiently manage their mobile resources. Our service includes a proprietary hardware and software platform that integrates wireless Internet connectivity with a Global Positioning System receiver. The platform is installed in each vehicle and receives signals transmitted from Global Positioning System satellites to determine the location and velocity of the vehicle. These data are transmitted over wireless networks and the Internet to our Wireless Applications Processing Center. Our customers can then retrieve the information from our web site using an Internet browser. Because the customer data and solution software reside at our Wireless Applications Processing Center, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as proprietary hardware, software and data networking equipment, to use our service.

   Since 1998, we have derived substantially all of our revenues from the sale of our service and the associated product hardware. Our service revenue is comprised of monthly fees. Our customers can contract to receive our service for terms of two or three years and can purchase enhanced features for additional fees. As more customers use our service, the impact on our service revenue is compounded. Our product revenue consists of sales of the Internet Location Manager and the Internet Data Terminal. The selling prices of our platforms are often below our costs, and we defer platform costs (not in excess of related deferred product revenue); as a result, we expense a portion of the platform costs at the time of shipment and the remaining deferred platform costs are amortized ratably over the minimum service contract period.

   We recognize revenue when earned in accordance with applicable accounting standards, including American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, Software Revenue Recognition, as amended. Our service is only available through use of our platform. Accordingly, service revenue is recognized ratably over the minimum service contract period, which commences upon the installation of the platform. In addition, we defer product revenue from our platform at installation and recognize it ratably over the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

   To date, we have not sold our service outside the U.S. and Canada; however, we intend to expand our service offerings to additional countries during the year 2001. We do not expect that revenues from international sales will be material in 2001.

   We will incur substantial stock compensation expense in current and future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period based on the Black-Scholes model, which approximates fair value, is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on our stock price and volatility. See "Stock Compensation Expense."

   Since inception, we have invested substantially in research and development, marketing, the building of sales channels, and our overall infrastructure. We anticipate that such investments will continue to grow in the near future. We have incurred losses in each year since inception and expect to incur net losses in the foreseeable future. As of December 31, 2000, we had an accumulated deficit of $65.0 million. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

Results of Operations for the years ending December 31, 1998, 1999, and 2000

 Service Revenue

   Service revenue, which is comprised of monthly fees, increased to $7.9 million in 2000 from $612,000 and $4,000 in 1999 and 1998, respectively, as a direct result of the growth in our installed base of subscribers. The increase in subscriber base during 2000 and 1999 is attributed to the release of our FleetASAP service. Initial product installation and services began at the end of 1998. The number of vehicles using our services totaled approximately 135 at December 31, 1998, approximately 7,000 at December 31, 1999 and grew to over 35,000 as of December 31, 2000.

 Product Revenue

   Product revenue increased to $2.7 million in 2000 from $294,000 and $64,000 in 1999 and 1998, respectively, and is consistent with the commercial release of our services and the growth in our installed base of subscribers.

 Cost of Service Revenue

   Cost of service revenue consists of employees' salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Wireless Applications Processing Center. Cost of service revenue increased to $6.4 million in 2000 from $681,000 and $27,000 in 1999 and 1998, respectively. The growth in costs of service revenue resulted from the associated increase in service revenue and related service infrastructure and personnel costs.

 Cost of Product Revenue

   Cost of product revenue consists of the cost of our platforms, including the Internet Location Manager, Internet Data Terminal and related parts, as well as costs associated with the final assembly, test, delivery, and installation of our products. The selling prices of our platforms are often below cost; we defer platform costs (not in excess of related deferred product revenue) and as a result, we expense a portion of the platform costs at the time of shipment and the remaining deferred product costs are amortized ratably over the minimum service contract period. We expect this practice will continue for the foreseeable future as we continue to expand our installed base and as we view product installation as enabling our core service business. We expect the impact of this practice on future liquidity will be minimal as our service revenue stream expands and is renewed. Cost of product revenue increased to $7.9 million in 2000 from $1.8 million and $87,000 in 1999 and 1998, respectively. The increase in costs of product revenue was attributable primarily to the commercial release of our services, the expansion of our services and the resulting increase in the number of customers using our services.

 Sales and Marketing Expenses

   Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses increased to $15.5 million in 2000 from $3.5 million and $266,000 in 1999 and 1998, respectively. The increases reflect additional personnel, expansion of sales channels and activities related to the development of market awareness of our services in 2000 and 1999. Sales and marketing headcount grew to 96 at December 31, 2000 from 39 and three at December 31, 1999 and 1998, respectively. Related increases in salaries and other compensation, sales commissions and marketing awareness campaigns comprised the majority of the increase. We expect that sales and marketing expenses will continue to increase as we hire additional personnel, expand our sales and marketing efforts and pay sales commissions.

 Research and Development Expenses

   Research and development expenses consist of employee and consultant compensation and expenses associated with software and hardware development. Research and development expenses grew to $8.9 million in 2000 from $2.1 million and $731,000 in 1999 and 1998, respectively. Increased development salaries, outside consultant expenses, and the creation of our development subsidiary in Chennai, India account for the increases in 2000 and 1999. Research and development headcount totaled 85 at December 31, 2000, 30 at December 31, 1999 and five at December 31, 1998.

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, or SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard requires companies to capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. SOP 98-1 is effective for years beginning after December 15, 1998. We implemented this standard in 1999 and capitalized approximately $869,000 and $242,000 of costs related to internally developed software systems in 2000 and 1999.

 General and Administrative Expenses

   General and administrative expenses consist of employee salaries and related expenses for executive, administrative, accounting, and professional fees, recruiting and a provision for doubtful accounts. General and administrative expenses increased to $10.9 million in 2000 from $2.1 million and $457,000 in 1999 and 1998, respectively. The increase was primarily due to higher employee compensation associated with our growth in headcount, increases in our provision for doubtful accounts, and costs of operating as a public company. We expect that expenses will increase as we hire additional personnel and incur related expenses in anticipation of the growth of the business and our operation as a public company. General and administrative headcount totaled 57 at December 31, 2000, 15 at December 31, 1999 and four at December 31, 1998.

 Intangibles Amortization

   Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000, which are being amortized over an estimated useful life of three years.

 Stock Compensation Expense

   Deferred stock compensation related to the granting of stock options to employees and consultants was $8.1 million as of December 31, 2000. Stock compensation expense increased to $11.7 million in 2000 from $5.0 million in 1999, and represents the amortization of deferred stock compensation over the vesting periods of related options granted in 2000 and 1999.

 Interest Income, net

   Interest income is comprised primarily of interest earned on cash, cash equivalents, and short-term investments. Net interest income increased to $3.2 million, $804,000 and $90,000 in 2000, 1999 and 1998 respectively, due to investment in debt securities of the proceeds from our initial public offering of common stock on September 28, 2000 and convertible preferred stock financings completed in January and June 2000 and June and December 1999.

 Other Expense, net

   Other expense is comprised of amounts paid to underwriters for expenses not associated with the initial public offering, offset in part by gains on disposal of property and equipment.

 Income Taxes

   Since inception, we have incurred net losses for federal and state tax purposes and except for only minimum state income and franchise taxes have not recognized any tax provision or benefit.

 Net Loss

   Net loss increased to $48.8 million in 2000 from $13.5 million and $1.4 million in 1999 and 1998, respectively, as a result of developing our technology, building our infrastructure and increasing installed customer base. These increases were primarily due to growth in operating costs and expenses.

 Changing Prices

   We conduct operations primarily within the United States of America where inflation during 2000, 1999 and 1998 has been low and has not materially impacted our operating results. Foreign currency exchange losses resulting from transactions with our wholly-owned subsidiary in India, which began business in 1999, were not material during 2000 and 1999 and were expensed as incurred.

Quarterly Results of Operations

   The following table sets forth our consolidated operating results for each of the eight quarters ended December 31, 2000. This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this Report. These operating results are not necessarily indicative of results of any future period.

                                                               Quarters Ended
                         ---------------------------------------------------------------------------------------------
                         December 31, September 30, June 30,  March 31, December 31, September 30, June 30,  March 31,
                             2000         2000        2000      2000        1999         1999        1999      1999
                         ------------ ------------- --------  --------- ------------ ------------- --------  ---------
                                                               (in thousands)
Consolidated Statements
of Operations Data:
Revenues:
 Services..............    $  3,042     $  2,353    $  1,587   $   937    $   425       $   145    $    35     $   7
 Product...............       1,169          698         584       253        158            80         32        24
                           --------     --------    --------   -------    -------       -------    -------     -----
  Total revenues.......       4,211        3,051       2,171     1,190        583           225         67        31
                           --------     --------    --------   -------    -------       -------    -------     -----
Cost and expenses:
 Cost of service
  revenue..............       2,527        1,758       1,490       639        457           154         61         9
 Cost of product
  revenue..............       2,598        1,885       2,109     1,273        942           613        192        30
 Sales and marketing...       4,226        4,435       4,107     2,744      1,797         1,133        424       176
 Research and
  development..........       2,262        2,466       2,554     1,611      1,043           572        291       203
 General and
  administrative.......       4,011        3,153       2,128     1,595        962           477        381       309
Intangibles
 amortization..........         414          414         411       --         --            --         --        --
Stock compensation.....       1,850        2,859       3,540     3,415      3,973           637        300        63
                           --------     --------    --------   -------    -------       -------    -------     -----
  Total costs and
   expenses............      17,888       16,970      16,339    11,277      9,174         3,586      1,649       790
                           --------     --------    --------   -------    -------       -------    -------     -----
Loss from operations...     (13,677)     (13,919)    (14,168)  (10,087)    (8,591)       (3,361)    (1,582)     (759)
Interest income, net...       1,403          666         553       621        321           351         76        56
Other expense, net.....        (215)         --          --        --         --            --         --        --
                           --------     --------    --------   -------    -------       -------    -------     -----
Net loss...............    $(12,489)    $(13,253)   $(13,615)  $(9,466)   $(8,270)      $(3,010)   $(1,506)    $(703)
                           ========     ========    ========   =======    =======       =======    =======     =====

Liquidity and Capital Resources

   Since our inception, we have financed operations primarily through sales of our stock, which totaled $141.4 million in aggregate net proceeds through December 31, 2000. As of December 31, 2000, we had $69.3 million of cash and cash equivalents and $7.3 million of short-term investments (including $2.1 million of restricted short-term investments), and working capital of $82.2 million. We currently have a $2.0 million revolving line of credit facility against which there were no borrowings or letters of credit outstanding as of December 31, 2000. The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.0 million and expires in May 2001.

   Net cash used for operating activities was $39.4 million, $8.2 million and $1.6 million for 2000, 1999 and 1998 respectively. Cash used for operating activities was attributable primarily to net losses and increases in accounts receivable, inventory, and deferred product costs, offset in part by amortization of deferred stock compensation, increases in accounts payable, accrued liabilities, and deferred revenues. As of December 31, 2000, approximately $2.0 million of our accounts receivable were over 90 days old. We believe we have adequately provided allowances as of December 31, 2000 for any such amounts that may ultimately become uncollectible.

   We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As a result of deferred product costs being recorded at the time of shipment and deferred product revenue being recorded at the time of installation, deferred product costs will generally exceed deferred product revenue as we grow our business. At December 31, 2000, total deferred product costs of $10.3 million exceeded total deferred revenue by $3.2 million, and included $2.7 million related to products shipped but not yet installed.

   Net cash used for investing activities for 2000 was $3.7 million, primarily resulting from purchases of property and equipment of $7.5 million, purchases of short-term investments of $6.5 million, cash paid for acquisitions of $3.4 million and increases in other assets of $1.7 million, offset by proceeds from maturities of short-term investments of $15.3 million. Net cash used for investing activities for 1999 was $17.7 million, primarily resulting from the purchase of unrestricted and restricted short-term investments of $20.0 million, purchases of property and equipment of $1.6 million offset by proceeds from maturities of short-term investments of $4.0 million. Net cash provided by investing activities for 1998 was $399,000, primarily resulting from maturities of short-term investments.

   Net cash provided by financing activities was $89.7 million, $43.3 million and $6.0 million for 2000, 1999 and 1998, respectively. Cash provided by financing activities in each period was attributable to proceeds from the issuance of our stock.

   Our capital expenditures for 2000 were approximately $7.5 million, an increase of $5.9 million over 1999, consistent with our anticipated growth in operations, infrastructure and personnel. We had no material commitments for capital expenditures, although we anticipate a substantial increase in capital expenditures and lease commitments consistent with our anticipated growth in operations, infrastructure and personnel. We also may establish additional operations as we expand globally.

   We believe that our current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. If additional funds are raised through the issuance of debt securities, holders of these securities could have certain rights, preferences and privileges senior to holders of common stock, and the terms of this debt could restrict our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our operations, which could harm our business, financial condition and operating results.

Impact of Recently Issued Accounting Standards

   Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We have adopted SFAS No. 133 effective January 1, 2001. We do not expect the adoption of SFAS No. 133 to have a significant impact on our consolidated financial position, results of operations or cash flows.

   In December 1999, the SEC released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC with respect to revenue recognition in financial statements. Application of the accounting and disclosures described in the bulletin was required by the fourth quarter of 2000. We have determined that adoption of this bulletin did not have a significant impact on our consolidated financial position, results of operations or cash flows.

Risk Factors

   In addition to the other information contained in this Report, the following factors should be considered in evaluating our business and prospects:

Due to our limited operating history it is difficult to predict future operating results or our stock price.

   An evaluation of our business is difficult because we have a limited operating history. We commenced operations in July 1996 and commercially offered our first services in the second half of 1998. We may not continue to grow or achieve profitability. We face a number of risks encountered by early-stage companies in the Global Positioning System, wireless communications and Internet information industries, including:

  . the uncertainty of market acceptance of our services;

  . our need to introduce reliable and robust products and services that meet the demanding needs of customers;

  . our need to expand our marketing, sales and support organizations, as well as our distribution channels;

  . our ability to anticipate and respond to market competition;

  . our need to manage expanding operations;

  . our dependence on wireless carriers;

  . limited coverage of wireless networks; and

  . migration to new networks, which could cause our products to be incompatible or out of date.

   Our business strategy may not be successful, and we may not successfully address these risks.

We have historically incurred losses and these losses may increase in the future.

   We have never been profitable. As of December 31, 2000, we had an accumulated deficit of $65.0 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, and sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may grow in the future. In order to facilitate the sale of our services, we often sell our hardware below cost. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

If we do not increase revenue from the sale of our services to new and existing customers, our business may not be successful.

   Our success depends on our ability to increase revenue from the sale of our services to new and existing customers and on market acceptance of our services. We may not be able to achieve widespread adoption of our services. If we are not able to expand our customer base and increase our revenue from new and existing customers, our business will be seriously harmed.

Our success depends on our ability to maintain and expand our sales channels.

   In order to increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. New sales personnel will require training and will take time to achieve full productivity. In addition, we believe that our success is dependent on expansion of our indirect distribution channels, including our relationships with wireless carriers and independent sales agents. To date, we have relationships with a limited number of these wireless carriers and independent sales agents. We may not be able to establish relationships with additional distributors on a timely basis, or at all, and our distributors may not devote adequate resources to promoting and selling our services.

We have limited resources and may be unable to manage our anticipated growth in operations.

   If we fail to develop and maintain our services as we experience rapid growth, demand for our services and our revenues could decrease. Our development and expansion has placed, and will continue to place, significant strain on our managerial, operational, and financial resources. Due to the limited deployment of our services, we are unable to assess our ability to grow the business and manage a substantially larger number of customers and additional services.

If we cannot deliver the features and functionality our customers demand, we will be unable to retain or attract new customers.

   Our success depends upon our ability to determine the features and functionality our customers demand and to design and implement services that meet their needs in an efficient manner. We cannot assure you that we can successfully determine customer requirements or that our future services will adequately satisfy customer demands. To date, the design of our services has been based on our internal efforts and feedback from a limited number of existing and potential customers. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. If we cannot effectively deploy, maintain and enhance our services, our expenses may increase, we may not be able to recover our costs and our competitive position may be harmed.

We depend on wireless networks owned and controlled by others. If our customers do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our revenues could decrease.

   Our ability to grow and achieve profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tall buildings blocking the transmission of data to and from vehicles. These effects could make our services less reliable and useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures. If wireless carriers do not expand coverage, we may be unable to offer our service to additional areas.

If one or more of the agreements we have with wireless carriers is terminated, we may be unable to offer our services to our customers within the carrier's coverage area.

   There are a limited number of wireless carriers offering services compatible with our service. These wireless carriers have little overlap in their primary service coverage areas. Our existing agreements with wireless carriers may be terminated upon as little as fifteen-day written notice or immediately upon the occurrence of certain conditions. If one or more of our wireless carriers decides to terminate or not renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of service to our customers in that coverage area.

We depend on a limited number of third parties to manufacture and supply critical components for our services.

   If these parties do not perform their obligations, we may be unable to find other suppliers or operate our business. A customer requires an Internet Location Manager to use our service. To use our service with two-way messaging, a customer requires an Internet Location Manager and an Internet Data Terminal. The Internet Location Manager, which we install in a customer's vehicle, determines the vehicle's location, velocity and orientation and gathers other information about the vehicle. The Internet Data Terminal, when installed in a customer's vehicle, adds the incremental ability to send and receive messages to and from the vehicle. We cannot be sure that alternative sources for key components used in the Internet Location Manager and the Internet Data Terminal will be available when needed, or if available, that these components will be available on commercially reasonable terms. We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers and manufacturers. Our sole suppliers and manufacturers of key components include:

  . Taiwan Semiconductor Manufacturing Company, our sole manufacturer of
    Global Positioning System receiver chips;

  . Conexant Systems (formerly Philsar Electronics), our sole manufacturer of radio frequency chips;

  . Orient Semiconductor Electronics, our sole manufacturer of Internet
    Location Managers; and

  . Micronet, our sole supplier of Internet Data Terminals.

   If our agreements with these suppliers and manufacturers are terminated or expire, or if we are unable to obtain sufficient quantities of these components, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.

We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business.

   Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with Global Positioning System, wireless communications and Internet software expertise. Competition for qualified personnel in these industries is intense, particularly in the San Francisco Bay Area. Competitors and others have in the past, and may in the future, attempt to recruit our employees. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

We face competition from existing and potential competitors, which could reduce our market share and revenues.

   The market for our services is competitive and is expected to become even more competitive in the future. Our customers choose our services primarily on the basis of the functionality, price, ease of use, quality and geographic coverage of our services. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include:

  . other providers of vehicle-location services, such as Qualcomm, whose OmniTRACS service uses satellite communication technology to manage fleets of trucks that travel long distances;

  . other wireless Internet companies, such as Aether Systems, Openwave and Research in Motion;

  . companies working on emergency-911 solutions, such as True Position;

  . companies with solutions that integrate location, wireless communications and call centers, such as General Motors; and

  . companies that provide wireless, location-relevant applications, such as SignalSoft.

   Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Additionally, many of these companies have greater name recognition and more established relationships with our target customers. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

   Our services also compete with alternative means of communication between vehicles and their managers, including wireless telephones, two-way radios and pagers. In addition, we expect that new competitors will enter the market for location-relevant wireless information as businesses and consumers increasingly demand information when they are mobile. Furthermore, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to offer the services we offer or may offer in the future.

Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

   Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

  . delays in market acceptance or implementation by customers of our services;

  . changes in demand by our customers for existing and additional services;

  . changes in or cancellations of our agreements with wireless carriers;

  . introduction of new services by us or our competitors;

  . changes in our pricing policies or those of our competitors or suppliers;

  . changes in our mix of sources of revenues; and

  . changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation.

   Our expense levels are based, in part, on our expectation of future revenues. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. We believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance. In some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

Our success and ability to compete depends upon our ability to secure and protect patents, trademarks and other proprietary rights.

   Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our services in the U.S. and in foreign countries. In the event that a third party breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions, and patent, copyright and trademark laws, which afford us only limited protection. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S. Therefore, the measures we take to protect our proprietary rights may not be adequate. See "Business--Intellectual Property."

A disruption of our services due to accidental or intentional security breaches may harm our reputation, may cause a loss of revenues and may increase our expenses.

   Unauthorized access, computer viruses and other accidental or intentional actions could disrupt our systems. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the transmission of our customers' proprietary information is not protected by encryption technology. If a third party were to misappropriate our customers' proprietary information, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

System failures could reduce our sales, increase costs or result in liability claims and seriously harm our business.

   Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. We currently do not have fully redundant systems for our services at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Fremont, California, which are on or near earthquake fault zones and Philadelphia, Pennsylvania.

We depend on Global Positioning System technology owned and controlled by others. If we do not have continued access to Global Positioning System technology and satellites, we will be unable to deliver our services and our revenues will decrease.

   Our services rely on signals from Global Positioning System satellites built and maintained by the U.S. Department of Defense. Global Positioning System satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease and customer satisfaction would suffer.

   In addition, the U.S. government could decide not to continue to operate and maintain Global Positioning System satellites over a long period of time or to charge for the use of the Global Positioning System. Furthermore, because of ever-increasing commercial applications of the Global Positioning System, other U.S. government agencies may become involved in the administration or the regulation of the use of Global Positioning System signals in the future. If factors such as the foregoing affect the Global Positioning System, for example by affecting the availability and pricing of Global Positioning System technology, our business will suffer.

Our Global Positioning System technology depends on the use of radio frequency spectrum controlled by others.

   Global Positioning System technology is dependent on the use of radio frequency spectrum. An international organization known as the International Telecommunications Union controls the assignment of spectrum. If the International Telecommunications Union reallocates radio frequency spectrum, our services may become less useful or less reliable. This would, in turn, harm our business. In addition, emissions from mobile satellites and other equipment using other frequency bands may adversely affect the utility and reliability of our services.

Defects or errors in our services could result in the cancellation or delays of our services, which would damage our reputation and harm our financial condition.

   We must develop our services quickly to keep pace with the rapidly changing Global Positioning System, wireless communications and Internet markets. Products and services that address these markets are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. Our services may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. This would damage our reputation, and result in lost revenues, diverted development resources, and increased service and warranty costs.

The reporting of inaccurate location-relevant information could cause the loss of customers and expose us to legal liability.

   The accurate reporting of location-relevant information is critical to our customers' businesses. If we fail to accurately report location-relevant information, we could lose customers, our reputation and ability to attract new customers could be harmed, and we could be exposed to legal liability. We may not have insurance adequate to cover losses we may incur as a result of these inaccuracies.

Claims that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our services.

   Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. This would increase our expenses and could decrease the functionality of our service, which would make our services less attractive to our current or potential customers. We have agreed in some of our agreements and may agree in the future to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

We may be subject to product liability claims that could result in significant costs to us.

   We may be subject to claims for damages related to errors and malfunctions of our hardware components or their installation. A product liability claim could seriously harm our business because of the costs of defending against this type of lawsuit, diversion of employees' time and attention, and potential damage to our reputation. Some of our agreements with our customers contain provisions designed to limit exposure to potential product liability claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims.

We may establish alliances or acquire technologies or companies in the future, which could result in the dilution of our stockholders and disruption of our business.

   We are continually evaluating business alliances and external investments in technologies related to our business. Acquisitions of companies, divisions of companies, businesses or products and strategic alliances entail numerous risks, any of which could materially harm our business in several ways, including:

  . diversion of management's attention from our core business objective and other business concerns;

  . failure to integrate the acquired company into our pre-existing business;

  . potential loss of key employees from either our pre-existing business or the acquired business;

  . dilution of our existing stockholders as a result of issuing equity securities; and

  . assumption of liabilities of the acquired company.

   Some or all of these problems may result from current or future alliances, acquisitions or investments. Furthermore, we may not realize any value from these alliances, acquisitions or investments.

We may need and may not be able to obtain additional capital, which could prevent us from carrying out our business strategy.

   We anticipate that our available cash resources will be sufficient to fund our operating needs for the next 12 months, including the expansion of sales and marketing and research and development programs during that period. Thereafter, we may require additional financing in an amount that we cannot determine at this time. If our plans or assumptions change or are inaccurate, we may be required to seek capital sooner than anticipated. We may need to raise funds through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on commercially reasonable terms, or at all, and may not be able to continue to fund our operations.

If our wireless carriers decide to abandon Cellular Digital Packet Data or Integrated Digital Enhanced Network technologies or do not continue to expand their Cellular Digital Packet Data or Integrated Digital Enhanced Network systems, we may be unable to deliver our services and our sales could decrease.

   Our services function only on Cellular Digital Packet Data-enabled networks or the Integrated Digital Enhanced Network. These protocols cover only portions of the U.S. and Canada, are not widely used and may not gain market acceptance. If wireless carriers decide to abandon these protocols in favor of other types of wireless technology, we may not be able to provide our current services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use our services outside the current coverage area.

Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses.

   We have suppliers and manufacturers that are located outside the U.S. Some transactions relating to supply and development agreements may be conducted in currencies other than the U.S. dollar, and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange costs. In addition, some of our transactions denominated in U.S. dollars may be subject to currency exchange rate risk. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period.

Our business will be harmed if the demand for services based on wireless communications does not grow.

   The markets for wireless data services and related products and services are still emerging, and continued growth in demand for, and acceptance of, these services remains uncertain. Current barriers to market acceptance of these services include cost, reliability, functionality and ease of use. We cannot be certain that these barriers will be overcome. Since the market for our services is new and evolving, it is difficult to predict the size of this market or its growth rate. Our financial performance will depend in large part upon the continued demand for vehicle management services through wireless technologies. We cannot assure you that a sufficient volume of customers will demand these or other services based on these technologies. If the market for wireless on-line vehicle management and other services grows more slowly than we currently anticipate, our revenues may not grow.

If the use of the Internet by businesses does not continue to grow, our business will be harmed.

   Our future success is dependent on continued growth in the use of the Internet by businesses. The use and acceptance of the Internet by businesses may not increase for a number of reasons, including the cost and availability of Internet access and concerns about privacy, security and reliability.

   Capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable and widespread commercial medium, we may not be able to grow our business.

Government regulations and standards may harm our business and could increase our costs or reduce our opportunities to earn revenues.

   In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies, including the Federal Communications Commission and Department of Defense. These regulations may impose licensing requirements or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and Global Positioning System technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership, will be applied to our services. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business. Wireless carriers who supply us with airtime are subject to regulation by the Federal Communications Commission and regulations that affect them could also increase our costs or limit the provision of our services.

Our platform contains encryption technology whose export is restricted by law, which may slow our growth or result in significant costs.

   The U.S. government generally limits the export of encryption technology, which our services incorporate. Foreign countries may impose similar regulatory requirements. If any export approval that we receive is revoked or modified, if our technology is unlawfully exported or if the U.S. government adopts new legislation or regulations restricting export of our services and encryption technology, we may not be able to distribute our services to potential customers outside the U.S., which may seriously harm our business. We may need to incur significant costs and divert resources to develop replacement technologies or may need to adopt inferior substitute technologies to satisfy these export restrictions. These replacement or substitute technologies may not be the preferred security technologies of our customers, in which case, our business may not grow. In addition, we may suffer similar consequences if the laws of any other country limit the ability of third parties to sell encryption technologies to us.

Our stock price is volatile, which may cause you to lose money and may result in costly litigation that could divert our resources.

   Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  . announcements of technological or competitive developments;

  . acquisitions or strategic alliances by us or our competitors;

  . the gain or loss of a significant customer or order;

  . changes in estimates of our financial performance or changes in recommendations by securities analysts; and

  . security breaches.

   When the market price of a company's stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources from our business.

Our certificate of incorporation and bylaws and state law contain provisions that could discourage a takeover.

   We have adopted a certificate of incorporation and bylaws, which in addition to state law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

  . establishing a classified board in which only a portion of the total board members will be elected at each annual meeting;

  . authorizing the board to issue preferred stock;

  . prohibiting cumulative voting in the election of directors;

  . limiting the persons who may call special meetings of stockholders;

  . prohibiting stockholder action by written consent; and

  . establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

   We have adopted a certificate of incorporation that permits our board to issue shares of preferred stock without stockholder approval, which means that the board could issue shares with special voting rights or other provisions that could deter a takeover. In addition to delaying or preventing an acquisition, the issuance of a substantial number of preferred shares could adversely affect the price of our common stock and dilute existing stockholders.

A limited number of stockholders collectively continue to own a majority of our common stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

   Our directors, officers and greater than 5% stockholders own more than 70% of our outstanding common shares. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Short-Term Investments

   At December 31, 2000, we held $7.3 million in short-term investments (including short-term restricted investments of $2.1 million), consisting of investment grade financial instruments with original maturities of three to eighteen months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at December 31, 2000, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

Foreign Currency Exchange

   We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers. Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, in Canada, provides the modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; Conexant Systems (formerly Philsar Electronics), in Canada, manufactures our radio frequency chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currencies in the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10% increase in average exchange rates could increase our product costs by approximately 8.3%.

   We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our India subsidiary.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not applicable.

                                    PART III

   Certain information required by Part III is omitted from this Report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement") for our 2001 annual meeting of stockholders and the information included in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as part of this Report:

    1. Index to Consolidated Financial Statements

   The following Consolidated Financial Statements At Road, Inc. and it's subsidiary are filed as part of this report on form 10-K:

                                                                          Page
                                                                          ----
   Independent Auditor's Report..........................................  30
   Consolidated Balance Sheets--December 31, 2000 and 1999 ..............  31
   Consolidated Statements of Operations--Years ended December 31, 2000 and 1999 ............................................................  32
   Consolidated Statements of Stockholder's Equity and Comprehensive
    loss--Years ended December 31, 2000, 1999 and 1998...................  33
   Consolidated Statements of Cash Flows--Years ended December 31, 2000,
    1999 and 1998........................................................  34
   Notes to Consolidated Financial Statements............................  35

    2. Consolidated Financial Statement Schedule

   Schedule II--Valuation and Qualifying Accounts

   Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

    3. Exhibits

     3.4*   Amended and Restated Bylaws of the Registrant.

     3.5*   Amended and Restated Certificate of Incorporation of the
            Registrant.

     4.1*   Specimen Stock Certificate.

     10.1*+ CDPD Value Added Reseller Agreement between the Registrant and AT&T
            Wireless Data, Inc. dated September 30, 1997.

     10.2*+ Form of Wireless Network Services Agreement and Form of Purchase
            Agreement for Goods.

     10.3*+ Product License and Collaboration Agreement between the Registrant and Intel Corporation dated January 28, 2000.

     10.4*+ Product Purchase Agreement between the Registrant and Novatel
            Wireless Technologies, Inc. dated January 1, 2000.

     10.5*+ Product Purchase Agreement between the Registrant and Novatel
            Wireless Technologies, Inc. dated April 1, 2000.

     10.6*+ Design and Purchase Contract between the Registrant and Philsar
            Electronics, Inc. dated April 11, 1997.

     10.7*+ Joint Marketing Agreement between the Registrant and Cellco
            Partnership dated June 25, 1999 and Amendment No. 1 dated October
            12, 1999.

     10.8*   Sublease Agreement between the Registrant and Sterling Software
             (Western), Inc. dated August 24, 1999.

     10.9*   Industrial Space Lease between Renco Equities IV as landlord and
             SEEQ Technology Inc. as tenant and First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated
             April 18, 1995.

     10.10*  Sublease Agreement between the Registrant and LSI Logic
             Corporation dated January 25, 2000 and Consent to Sublease between
             LSI Logic Corporation and Renco Equities IV dated February 8,
             2000.

     10.11*  Agreement between the Registrant and Elnet Technologies Ltd. dated
             November 16, 1999.

     10.12*  1996 Stock Option Plan.

     10.13*  2000 Stock Option Plan.

     10.14*  2000 Employee Stock Purchase Plan.

     10.15*  2000 Directors' Stock Option Plan.

     10.16*  Form of Indemnification Agreement.

     10.17*  Asset Purchase Agreement between the Registrant and Differential
             Corrections, Inc. dated March 8, 2000.

     10.18*  Asset Purchase Agreement between the Registrant and Hynet
             Technologies dated March 23, 2000.

     10.19* Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000.

     10.20*+ CDPD Data National Service Agreement between the Registrant and
             GTE Wireless Incorporated dated May 5, 2000.

     10.21*  Joint Marketing Agreement between the Registrant and GTE Wireless
             Service Corporation dated May 5, 2000.

     10.22*  Loan and Security Agreement between the Registrant and Silicon
             Valley Bank dated June 30, 1999, Loan Modification Agreement dated
             July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement dated March 31, 2000.

     10.23*+ Strategic Agreement between the Registrant and Hitachi Software
             Engineering Co., Ltd. dated July 21, 2000.

     10.24*  Lease Agreement between the Registrant and ProLogis Limited
             Partnership-I dated August 3, 2000.

     10.25   First Amendment to Lease Agreement between the Registrant and
             ProLogis Limited Partnership-I dated March 8, 2001.

     10.26   Loan Modification Agreement between the Registrant and Silicon
             Valley Bank dated March 21, 2001.

     21.1*   List of Subsidiaries.

     23.1    Independent Auditors' Consent.

     24.1    Power of Attorney (see page 48).

--------
 * Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

 + Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been granted with respect to the omitted portions.

   (b) The Company filed no reports on Form 8-K during the period from its initial public offering through December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of At Road, Inc.:

   We have audited the accompanying consolidated balance sheets of At Road, Inc. and its subsidiary (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. Our audit also included the consolidated financial statement schedule listed in
Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of At Road, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 14, 2001

                                 AT ROAD, INC.

                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and par value amounts)

                                                               December 31,
                                                             -----------------
                                                               2000     1999
                                                             --------  -------
                           ASSETS
Current assets:
  Cash and cash equivalents................................. $ 69,280  $22,714
  Short-term investments....................................    5,198   13,939
  Restricted short-term investments.........................    2,135    2,000
  Accounts receivable (net of allowances of $2,247 and
   $153)....................................................    4,252      807
  Inventories...............................................    6,976    1,880
  Deferred product costs....................................    6,598    1,282
  Prepaid expenses and other................................      812      204
                                                             --------  -------
    Total current assets....................................   95,251   42,826

Property and equipment, net.................................    7,108    1,566
Deferred product costs......................................    3,706      594
Intangible assets, net......................................    3,727      --
Other assets................................................    1,650      188
                                                             --------  -------

    Total assets............................................ $111,442  $45,174
                                                             ========  =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................... $  3,610  $ 2,020
  Accrued liabilities.......................................    5,557    1,345
  Deferred revenue..........................................    3,912      703
                                                             --------  -------
    Total current liabilities...............................   13,079    4,068
Deferred revenue............................................    3,217      464
Other long-term liabilities.................................      380       34
                                                             --------  -------
    Total liabilities.......................................   16,676    4,566

Commitments (Note 10)
Stockholders' equity:
  Preferred stock, $0.0001 par value, 10,000,000 authorized, shares issued and outstanding: none in 2000 and
   25,430,177 shares of convertible preferred stock in 1999
   .........................................................      --    51,606
  Common stock, $0.0001 par value, 250,000,000 shares
   authorized, shares issued and outstanding: 46,071,979 in
   2000 and 7,550,001 in 1999 ..............................  171,208   18,590
Deferred stock compensation.................................   (8,123) (11,632)
Notes receivable from stockholders..........................   (3,309)  (1,758)
Accumulated other comprehensive loss........................      (10)     (21)
Accumulated deficit.........................................  (65,000) (16,177)
                                                             --------  -------
    Total stockholders' equity..............................   94,766   40,608
                                                             --------  -------
    Total liabilities and stockholders' equity.............. $111,442  $45,174
                                                             ========  =======

                See notes to consolidated financial statements.

                                 AT ROAD, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Revenues:
  Service........................................ $  7,919  $    612  $     4
  Product........................................    2,704       294       64
                                                  --------  --------  -------
    Total revenues...............................   10,623       906       68
                                                  --------  --------  -------
Costs and expenses:
  Cost of service revenue........................    6,414       681       27
  Cost of product revenue........................    7,865     1,777       87
  Sales and marketing............................   15,512     3,530      266
  Research and development.......................    8,893     2,109      731
  General and administrative.....................   10,887     2,129      457
  Intangibles amortization.......................    1,239       --       --
  Stock compensation (*).........................   11,664     4,973      --
                                                  --------  --------  -------
    Total costs and expenses.....................   62,474    15,199    1,568
                                                  --------  --------  -------
Loss from operations.............................  (51,851)  (14,293)  (1,500)
Interest income, net.............................    3,243       804       90
Other expense, net...............................     (215)      --       --
                                                  --------  --------  -------
Net loss......................................... $(48,823) $(13,489) $(1,410)
                                                  ========  ========  =======
Basic and diluted net loss per share............. $  (3.48) $  (4.88) $ (0.62)
                                                  ========  ========  =======
Shares used in calculating basic and diluted net
 loss per share..................................   14,026     2,763    2,287
                                                  ========  ========  =======
Pro forma basic and diluted net loss per share... $  (1.41) $  (0.59)
                                                  ========  ========
Shares used in calculating pro forma basic and
 diluted net loss per share......................   34,582    22,882
                                                  ========  ========
(*)Stock compensation:
  Cost of service revenue........................ $    171  $     17  $   --
  Cost of product revenue........................      479        52      --
  Sales and marketing............................    1,691       445      --
  Research and development.......................    2,686       501      --
  General and administrative.....................    6,637     3,958      --
                                                  --------  --------  -------
    Total........................................ $ 11,664  $  4,973  $   --
                                                  ========  ========  =======


                See notes to consolidated financial statements.

                                 AT ROAD, INC.

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                 YEARS ENDED DECEMBER 31, 1998, 1999 and 2000
              (In thousands, except share and per share amounts)

                                                                              Notes      Accumulated
                    Preferred Stock         Common Stock        Deferred    Receivable      Other
                  ---------------------  -------------------     Stock         from     Comprehensive Accumulated Stockholders'
                    Shares      Amount     Shares    Amount   Compensation Stockholders     Loss        Deficit      Equity
                  -----------  --------  ---------- --------  ------------ ------------ ------------- ----------- -------------
BALANCES,
January 1,
1998............    3,750,000  $  2,489   2,250,000 $      3    $    --      $   --         $--        $ (1,278)    $  1,214
Net loss........                                                                                         (1,410)      (1,410)
Issuance of
Series B
convertible
preferred stock
at $0.48 per
share, net of
issuance costs
of $20..........   12,413,789     5,980                                                                                5,980
Exercise of
stock options...                             61,125        4                                                               4
                  -----------  --------  ---------- --------    --------     -------        ----       --------     --------
BALANCES
December 31,
1998............   16,163,789     8,469   2,311,125        7         --          --          --          (2,688)       5,788
Net loss........                                                                                        (13,489)     (13,489)
Change in net
unrealized loss
from short term
investments.....                                                                             (21)                        (21)
Comprehensive
loss............
Issuance of
Series C
convertible
preferred stock
at $3.33 per
share, net of
issuance costs
of $21..........    6,956,400    23,167                                                                               23,167
Issuance of
Series D
convertible
preferred stock
at $8.67 per
share, net of
issuance costs
of $50..........    2,309,988    19,970                                                                               19,970
Common stock
issued for
consulting
services........                             50,689       43                                                              43
Exercise of
stock options
and stock
purchase
rights..........                          5,188,187    1,935                  (1,758)                                    177
Deferred stock
compensation....                                      16,605     (16,605)
Amortization of
deferred stock
compensation....                                                   4,973                                               4,973
                  -----------  --------  ---------- --------    --------     -------        ----       --------     --------
BALANCES,
December 31,
1999............   25,430,177    51,606   7,550,001   18,590     (11,632)     (1,758)        (21)       (16,177)      40,608
Net loss........                                                                                        (48,823)     (48,823)
Change in net
unrealized
income (loss)
from short term
investments.....                                                                              11                          11
Comprehensive
loss............
Issuance of
Series D
convertible
preferred stock
at $8.67 per
share net of
issuance cost of
$35.............    1,280,768    11,069                                                                               11,069
Issuance of
Series D
convertible
preferred stock
at $10.80 per
share in
connection with
the purchase of
Differential
Corrections,
Inc. assets.....       78,923       852                                                                                  852
Issuance of
Series E
convertible
preferred stock
at $10.00 per
share net of
issuance costs
of $20..........    2,100,000    20,980                                                                               20,980
Issuance of
common stock in
connection with
the purchase of
Hynet
Technologies
assets..........                             50,000      740                                                             740
Conversion of
convertible
preferred stock
into common
stock...........  (28,889,868)  (84,507) 28,889,868   84,507                                                             --
Common stock
issued through
initial public
offering, net of
issuance costs..                          7,000,000   56,841                                                          56,841
Exercise of
stock options
and stock
purchase
rights..........                          2,575,860    2,324                  (1,471)                                    853
Common stock
issued for
consulting
services........                              6,250       51                                                              51
Issuance of note
receivable
related to
previously
issued common
stock...........                                                                 (80)                                    (80)
Deferred stock
compensation....                                      10,026     (10,026)                                                --
Reversal of
deferred stock
compensation due
to employee
terminations....                                      (1,871)      1,871                                                 --
Amortization of
deferred stock
compensation....                                                  11,664                                              11,664
                  -----------  --------  ---------- --------    --------     -------        ----       --------     --------
BALANCES,
December 31,
2000............          --        --   46,071,979 $171,208    $ (8,123)    $(3,309)       $(10)      $(65,000)    $ 94,766
                  ===========  ========  ========== ========    ========     =======        ====       ========     ========
                      Total
                  Comprehensive
                      Loss
                  -------------
BALANCES,
January 1,
1998............
Net loss........    $ (1,410)
                  =============
Issuance of
Series B
convertible
preferred stock
at $0.48 per
share, net of
issuance costs
of $20..........
Exercise of
stock options...
BALANCES
December 31,
1998............
Net loss........    $(13,489)
Change in net
unrealized loss
from short term
investments.....         (21)
                  -------------
Comprehensive
loss............    $(13,510)
                  =============
Issuance of
Series C
convertible
preferred stock
at $3.33 per
share, net of
issuance costs
of $21..........
Issuance of
Series D
convertible
preferred stock
at $8.67 per
share, net of
issuance costs
of $50..........
Common stock
issued for
consulting
services........
Exercise of
stock options
and stock
purchase
rights..........
Deferred stock
compensation....
Amortization of
deferred stock
compensation....
BALANCES,
December 31,
1999............
Net loss........    $(48,823)
Change in net
unrealized
income (loss)
from short term
investments.....          11
                  -------------
Comprehensive
loss............    $(48,812)
                  =============
Issuance of
Series D
convertible
preferred stock
at $8.67 per
share net of
issuance cost of
$35.............
Issuance of
Series D
convertible
preferred stock
at $10.80 per
share in
connection with
the purchase of
Differential
Corrections,
Inc. assets.....
Issuance of
Series E
convertible
preferred stock
at $10.00 per
share net of
issuance costs
of $20..........
Issuance of
common stock in
connection with
the purchase of
Hynet
Technologies
assets..........
Conversion of
convertible
preferred stock
into common
stock...........
Common stock
issued through
initial public
offering, net of
issuance costs..
Exercise of
stock options
and stock
purchase
rights..........
Common stock
issued for
consulting
services........
Issuance of note
receivable
related to
previously
issued common
stock...........
Deferred stock
compensation....
Reversal of
deferred stock
compensation due
to employee
terminations....
Amortization of
deferred stock
compensation....
BALANCES,
December 31,
2000............

                See notes to consolidated financial statements.

                                 AT ROAD, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                    Years Ended December 31,
                                                    ---------------------------
                                                      2000      1999     1998
                                                    --------  --------  -------
Cash flows from operating activities:
 Net loss.........................................  $(48,823) $(13,489) $(1,410)
 Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation and amortization...................     3,385       188       47
  (Gain) loss on sale of property and equipment...      (161)        6
  Amortization of deferred stock compensation.....    11,664     4,973      --
  Provision for inventory reserves................       768       154      --
  Provision for bad debts and sales returns.......     2,094       153      --
  Common stock issued for consulting services.....        51        43      --
  Change in assets and liabilities:
  Accounts receivable.............................    (5,539)     (898)     (62)
  Inventories.....................................    (5,864)   (1,796)    (166)
  Deferred product costs..........................    (8,428)   (1,809)     (67)
  Prepaid expenses and other......................      (608)     (110)     (84)
  Accounts payable................................     1,590     1,969       25
  Accrued and other liabilities...................     4,558     1,279       33
  Deferred revenue................................     5,962     1,100       67
                                                    --------  --------  -------
   Net cash used in operating activities..........   (39,351)   (8,237)  (1,617)
                                                    --------  --------  -------
Cash flows from investing activities:
 Purchase of property and equipment...............    (7,550)   (1,621)    (101)
 Proceeds from sale of property and equipment.....       283        35      --
 Purchases of short-term investments..............    (6,531)  (17,971)
 Proceeds from maturities of short-term
  investments.....................................    15,283     4,011      500
 Purchase of restricted short-term investments....      (135)   (2,000)     --
 Cash paid in purchase of Differential
  Corrections, Inc. and Hynet Technologies assets,
  net of cash acquired............................    (3,363)      --       --
 Other assets.....................................    (1,733)     (173)     --
                                                    --------  --------  -------
   Net cash provided by (used in) investing
    activities....................................    (3,746)  (17,719)     399
                                                    --------  --------  -------
Cash flows from financing activities:
 Proceeds from sale preferred stock...............    32,049    43,137    5,980
 Proceeds from sale of common stock...............    57,694       177        4
 Issuance of note receivable related to previous
  issuance of common stock........................       (80)      --       --
                                                    --------  --------  -------
   Net cash provided by financing activities......    89,663    43,314    5,984
                                                    --------  --------  -------
Net increase in cash and cash equivalents.........    46,566    17,358    4,766
Cash and cash equivalents:
  Beginning of year...............................    22,714     5,356      590
                                                    --------  --------  -------
  End of year.....................................  $ 69,280  $ 22,714  $ 5,356
                                                    ========  ========  =======
Supplemental disclosure of cash flow information:
 Cash paid for interest:..........................  $    --   $     25  $   --
                                                    ========  ========  =======
Non-cash investing and financing activities
 Issuance of common stock for notes receivable....  $  1,471  $  1,758  $   --
                                                    ========  ========  =======
Purchase of Differential Corrections, Inc. and
 Hynet Technologies assets:
 Value of stock issued............................     1,592
 Cash paid........................................     4,014
 Liabilities assumed..............................       215
                                                    --------
 Assets acquired (including intangibles of
  $4,969).........................................  $  5,821
                                                    ========

                See notes to consolidated financial statements.

                                 AT ROAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

Note 1. Summary of Significant Accounting Policies

 Organization

   At Road, Inc. (the Company), was incorporated in July 1994 in California and commenced operations on July 1, 1996. During 1998, the Company completed the development of its service delivery platform and began substantial sales and marketing efforts. The Company is a leading provider of Internet-based productivity enhancement services for companies with mobile workforces through the use of the proprietary global positioning system (GPS) and wireless technologies. In September 2000, the Company reincorporated in the State of Delaware and changed its name from @Road, Inc. to At Road, Inc.

 Principles of Consolidation

   The consolidated financial statements include the Company and its wholly owned subsidiary. Intercompany accounts and transactions are eliminated in consolidation.

 Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash Equivalents

   The Company considers all highly liquid debt instruments purchased with an original maturity of 90 days or less to be cash equivalents.

 Short-Term Investments

   Short-term investments represent highly liquid debt instruments purchased with a maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income) and fair value, representing unrealized holding gains or losses, are recorded as accumulated other comprehensive loss within stockholders' equity. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

   Restricted short-term investments consist of a certificate of deposit with an original maturity of greater than 90 days, which is held as collateral under the Company's line of credit agreement (see Note 7). The certificate of deposit is classified as an available-for-sale as the sale of such security may be required prior to maturity. At December 31, 2000 and 1999, the fair value of the restricted short-term investments approximated cost.

 Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments consist of checking and savings accounts, money market accounts and highly liquid

                                 AT ROAD, INC.

debt instruments with three financial institutions. The Company sells its products primarily to companies in the United States. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers' financial condition.

 Inventories

   Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market.

 Property and Equipment

   Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to five years. Leasehold improvements are amortized over the shorter of the lease term or their useful lives.

 Intangible Assets

   Intangible assets, which represent purchased technology, are stated at cost and are amortized using the straight-line method over an estimated useful life of three years.

 Long-Lived Assets

   The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

 Income Taxes

   The Company accounts for income taxes under an asset and liability approach. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax reporting purposes, net operating loss carry forwards and other tax credits measured by applying currently enacted tax laws. Valuation allowances are provided when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.

 Revenue Recognition

   Revenue is recognized when earned in accordance with applicable accounting standards, including American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, Software Revenue Recognition, as amended. The Company earns revenues under service contracts, which generally provide service over periods from two to three years, and from related products sold to customers (for which title passes on shipment). The Company's service is only available through use of the Company's product; such product has no alternative use. Accordingly, service revenue is recognized ratably over the minimum service contract period, which commences upon product installation. In addition, the Company defers product revenue at installation and recognizes it ratably over the minimum service contract period. Product costs (not in excess of the related deferred product revenues) are also deferred and amortized over such period. Allowances for sales returns are recorded at the time product revenue is recognized. Deferred revenue also includes customer payments received prior to installation.

                                 AT ROAD, INC.

 Advertising Costs

   All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were $1,392,000, $179,000 and $3,000 for 2000, 1999 and 1998, respectively.

 Research and Development Expenses

   Research and development expenses are charged to operations as incurred. Such expenses include product development costs and costs related to the Company's internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During 2000 and 1999, the Company capitalized approximately $869,000 and $242,000, respectively, of costs related to internally developed software systems in accordance with SOP 98-1.

 Foreign Currency Transactions

   The functional currency of the Company's foreign subsidiary is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, non-monetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses have not been significant to date.

 Stock-Based Awards

   The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees.

   The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

 Net Loss per Common Share

   Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all years presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive because of the Company's net losses.

 Pro Forma Net Loss per Common Share

   Pro forma basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the assumed conversion of outstanding shares of convertible preferred stock.

                                 AT ROAD, INC.

 Certain Significant Risks and Uncertainties

   The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products and services or price reductions on current products and services; changes in the overall demand for products and services offered by the Company; market acceptance of the Company's products and services; development of sales channels; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with necessary components and the Company's ability to attract and retain employees necessary to support its growth.

 Comprehensive Loss

   Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At December 31, 2000, accumulated other comprehensive loss is comprised of net unrealized losses on short-term investments of $10,000. At December 31, 1999, accumulated other comprehensive loss is comprised of unrealized losses on short-term investments of $21,000. For 1998, comprehensive loss was equal to net loss.

 Segment Reporting

   Effective January 1, 1999, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. In 2000 and 1999, the Company operated in a single reportable segment. The Company had no significant revenues from customers outside of the United States in 2000 and 1999, and had no significant long-lived assets deployed outside the United States at December 31, 2000 and 1999.

 Recently Issued Accounting Standards

   Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company has adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 did not have a significant impact on the consolidated financial position, results of operations or cash flows of the Company.

   In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes certain interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant of the SEC with respect to revenue recognition in financial statements. Application of the accounting and disclosures described in the bulletin was required by the fourth quarter of 2000. Management has determined that adoption of this bulletin did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

                                 AT ROAD, INC.

 Reclassifications

   Certain reclassifications have been made to the 1999 and 1998 consolidated financial statement presentation to conform to the 2000 presentation. These reclassifications had no effect on net loss or stockholders' equity.

Note 2. Acquisitions

   In April 2000, the Company purchased substantially all assets and certain related liabilities of Differential Corrections, Inc. (Differential) for cash of $4,014,000 and 78,923 shares of the Company's Series D convertible preferred stock with an estimated fair value of $852,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Differential since the date of acquisition have been included in the Company's consolidated financial statements. The total consideration exceeded the fair value of the net tangible assets (liabilities) acquired by approximately $4,969,000, which has been recorded as purchased technology and is being amortized on a straight-line basis over an estimated useful life of three years.

   The following pro forma information shows the results of operations for 2000 and 1999 as if the Differential purchase had occurred at the beginning of the year. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the respective years presented or of future operations of the combined companies (in thousands, except per share information).

                                                                Year ended
                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
                                                                (unaudited)
   Net revenues............................................. $ 10,743  $  1,306
   Net loss.................................................  (48,940)  (15,828)
   Net loss per share, basic and diluted....................    (3.49)    (5.73)

   In May 2000, the Company purchased certain assets and related liabilities of Hynet Technologies for 50,000 shares of the Company's common stock. The net assets purchased had an estimated fair value of $740,000 (including $651,000 of cash and $100,000 of assets held for sale). The Company recorded the value of the common stock issued at $740,000 based on the monetary assets acquired (including the estimated proceeds from the assets held for sale) net of liabilities assumed.

Note 3. Short-Term Investments

   Short-term investments include the following available-for-sale securities at December 31, 2000 (in thousands):

                                                          Unrealized Unrealized
                                         Amortized Market  Holding    Holding
                                           Costs   Value    Gains      Losses
                                         --------- ------ ---------- ----------
   Commercial paper.....................  $2,332   $2,332   $ --       $ --
   Corporate debt securities............   1,855    1,845     --         (10)
   U.S. Government debt securities......   1,021    1,021     --         --
                                          ------   ------   -----      -----
   Total................................  $5,208   $5,198   $ --       $ (10)
                                          ======   ======   =====      =====

                                 AT ROAD, INC.

   Short-term investments include the following available-for-sale securities at December 31, 1999 (in thousands):

                                                          Unrealized Unrealized
                                        Amortized Market   Holding    Holding
                                          Costs    Value    Gains      Losses
                                        --------- ------- ---------- ----------
   Commercial paper....................  $10,214  $10,215    $  1      $ --
   Corporate debt securities...........    2,746    2,731     --         (15)
   U.S. Government debt securities.....    1,000      993     --          (7)
                                         -------  -------    ----      -----
   Total...............................  $13,960  $13,939    $  1      $ (22)
                                         =======  =======    ====      =====

Note 4. Inventories

   Inventories consist of (in thousands):

                                                                   December 31,
                                                                   -------------
                                                                    2000   1999
                                                                   ------ ------
   Raw materials.................................................  $4,681 $1,095
   Work in progress..............................................     774    338
   Finished goods................................................   1,521    447
                                                                   ------ ------
                                                                   $6,976 $1,880
                                                                   ====== ======

Note 5. Property and Equipment

   Property and equipment consist of (in thousands):

                                                                 December 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
   Computers and software...................................... $ 8,514  $1,603
   Manufacturing and office equipment..........................     248     131
   Furniture and fixtures......................................     334      67
   Leasehold improvements......................................     153      19
                                                                -------  ------
     Total.....................................................   9,249   1,820
   Accumulated depreciation and amortization...................  (2,141)   (254)
                                                                -------  ------
   Property and equipment, net................................. $ 7,108  $1,566
                                                                =======  ======

Note 6. Accrued Liabilities

   Accrued liabilities consist of (in thousands):

                                                                  December 31,
                                                                  -------------
                                                                   2000   1999
                                                                  ------ ------
   Accrued compensation and related benefits..................... $2,329 $  924
   Other.........................................................  3,228    421
                                                                  ------ ------
   Total......................................................... $5,557 $1,345
                                                                  ====== ======

                                 AT ROAD, INC.

Note 7. Line of Credit

   During 1999, the Company entered into a $2,000,000 revolving line of credit agreement that expires in May 2001. The line of credit provides for issuance of letters of credit of up to $2,000,000. Borrowings bear interest at the restricted certificate of deposit rate plus 2% (6.4% at December 31, 2000) and are collateralized by a restricted certificate of deposit (see Note 1). There were no borrowings or letters of credit outstanding under this revolving line of credit at December 31, 2000 and 1999.

Note 8. Stockholders' Equity

 Initial Public Offering of Stock

   On September 28, 2000, the Company completed the sale of 7,000,000 shares of common stock in an underwritten initial public offering at a price of $9.00 per share. Offering proceeds to the Company, net of the underwriting discount and aggregate expenses of approximately $6,159,000, were approximately $56,841,000. Simultaneously with the closing of the initial public offering, all outstanding shares of the Company's convertible preferred stock were converted into shares of common stock at a conversion ratio of 1-to-1.

   In connection with the initial public offering, the Company authorized an undesignated class of preferred stock for 10,000,000 shares. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock. No shares were outstanding at December 31, 2000.

 Employee Stock Purchase Plan

   In 2000, the Company adopted the 2000 Employee Stock Purchase Plan (the
ESPP). A total of 450,000 shares of common stock are reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each year beginning in 2001 and ending 2010 by an amount equal to the lesser of 900,000 shares or two percent of the total shares outstanding on the last day of the preceding year. Under the ESPP, shares of common stock will be sold to employees at a price not less than 85% of the lower of fair market value at the beginning of the two-year offering period or the end of the six month purchase periods. At December 31, 2000, no shares have been issued under this plan.

 Stock Option Plans

   In 2000, the Company adopted the 2000 Stock Option Plan (the 2000 Option
Plan). A total of up to 2,000,000 shares are be reserved for issuance under the 2000 Plan. In addition, up to 9,825,000 shares, if available for grant under the 1996 Stock Option Plan will be granted under the 2000 Option Plan. The number of shares reserved under the 2000 Option Plan will automatically be increased on the first day of each of the fiscal years beginning 2001 and ending 2010 in an amount equal to the lesser of 2,500,000 shares or four percent of the shares outstanding on the last day of the preceding year. These options generally expire ten years from date of grant and generally vest in installments over a four-year period.

   In 2000, the Company adopted the 2000 Directors' Stock Option Plan (the Directors' Plan). A total of up to 1,200,000 shares of common stock are reserved for issuance under the Directors' Plan at the fair market value at the grant date. Under the Directors' Plan, each individual who first becomes a non-employee director after the effective date of the Directors' Plan will receive an automatic initial grant of an option to purchase 40,000 shares of common stock upon appointment or election to the board of directors. These automatic grants to purchase 40,000 shares generally vest in installments over a four-year period. The Directors' Plan also provides for automatic annual grants of options to purchase 10,000 shares of common stock on the date of each annual meeting of our stockholders to each non-employee director who has served on the board for at least six months prior to the meeting. The automatic grants to purchase 10,000 shares generally vest in installments over a one-year period. Options granted under the 2000 Directors' Plan have a term of 10 years from the date of grant.

                                 AT ROAD, INC.

   Under the Company's 1996 Stock Option Plan, the Board of Directors is authorized to grant to employees, officers, directors and consultants up to 11,326,125 shares of common stock. These options generally expire ten years from the date of grant and generally vest in installments over a four-year period.

 Stock Purchase Rights

   In 1999, the Company granted to employees purchase rights for 525,000 shares of common stock at $1.33 per share. Of the shares issuable under the purchase rights, 150,000 of the shares are subject to repurchase by the Company at the original issuance price; the repurchase right lapses over a twenty-one month period.

   A summary of option and stock purchase right activity is as follows:

                                                                     Weighted
                                                      Number of      Average
                                                        Shares    Exercise Price
                                                      ----------  --------------
   Outstanding, January 1, 1998.....................   1,755,000      $0.07
   Granted (weighted average fair value of $0.01 per
    share)..........................................     627,000       0.07
   Exercised........................................     (61,125)      0.07
   Canceled.........................................    (189,375)      0.07
                                                      ----------
   Outstanding, December 31, 1998 (1,062,483
    exercisable at a weighted average exercise price
    of $0.07).......................................   2,131,500       0.07
   Granted (weighted average fair value of $2.34 per
    share)..........................................   7,572,575       0.55
   Exercised........................................  (5,188,187)      0.37
   Canceled.........................................    (459,000)      0.09
                                                      ----------
   Outstanding, December 31, 1999 (833,872
    exercisable at a weighted average exercise price
    of $0.69).......................................   4,056,888       0.57
   Granted (weighted average fair value of $6.98 per
    share)..........................................   4,598,450       5.79
   Exercised........................................  (2,575,860)      0.90
   Canceled.........................................    (741,093)      5.30
                                                      ----------
   Outstanding, December 31, 2000...................   5,338,385      $4.25
                                                      ==========

   At December 31, 2000, 1,887,565 shares were available for future grant under the option plans.

   Additional information regarding options and stock purchase rights outstanding as of December 31, 2000 is as follows:

                                 Outstanding
                                  Weighted      Outstanding              Vested
                                   Average       Weighted               Weighted
                                  Remaining       Average               Average
     Exercise        Number      Contractual     Exercise     Number    Exercise
       Price       Outstanding   Life (Years)      Price      Vested     Price
     --------      -----------   -----------    -----------   -------   --------
       $0.07          639,755       7.62          $ 0.07      270,907    $ 0.07
       0.67           661,580       8.63            0.67      124,101      0.67
       1.33           914,062       9.00            1.33      159,751      1.33
       1.63           860,125       9.97            1.63        2,000      1.63
       4.00           285,500       9.16            4.00            0      4.00
       8.00            25,000       9.21            8.00            0      8.00
       9.00         1,278,613       9.42            9.00       18,234      9.00
       10.00          673,750       9.62           10.00        2,000     10.00
                    ---------                                 -------
   $0.07--$10.00    5,338,385       9.14          $ 4.25      576,993    $ 0.87
                    =========                                 =======

                                 AT ROAD, INC.

 Stock Compensation

   In 2000 and 1999, the Company issued options and purchase rights to employees having a fair value greater than the related exercise price. These options and purchase rights totaled 1,264,875 and 7,045,125 shares of common stock at a weighted average exercise price of $2.28 and $0.59, respectively. The weighted average fair value of the common stock at the time the options were issued was $9.27 and $2.95 per share in 2000 and 1999, respectively. Accordingly, the Company recorded approximately $8,830,000 and $15,842,000 as the value of such options in 2000 and 1999, respectively. Stock compensation of $10,491,000 and $4,436,000 was amortized to expense in 2000 and 1999, respectively. At December 31, 2000 and 1999, the Company had $8,101,000 and $11,406,000 in deferred compensation related to employee options, respectively.

   In 2000 and 1999, the Company issued non-statutory common stock options to consultants to purchase 204,250 and 147,200 shares of common stock, of which options to purchase 170,000 and 144,200 shares of common stock were outstanding at December 31, 2000 and 1999, respectively. Accordingly, the Company recorded $1,196,000 and $763,000 as the fair value of such options at December 31, 2000 and 1999, respectively. Stock compensation of $1,173,000 and $537,000 was recognized as a result of issuing these options in 2000 and 1999, respectively. The fair value of the unvested portion of these options is being amortized over the vesting period. The fair value attributable to the unvested portion of these options is subject to adjustment based upon the future value of the Company's common stock. The fair values of these options were determined at the date of vesting using the methods specified by SFAS 123 with the following weighted average during 2000 and 1999: expected life, ten years; risk free interest rate, 6%; volatility, 95%; and no dividends during the expected term. Forfeitures are recognized as they occur.

 Additional Stock Plan Information

   As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the consolidated financial statements for employee stock arrangements granted at fair market value.

   SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income or loss had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the minimum value method with the following weighted average assumptions: expected life, five years in 2000, 1999 and 1998; risk-free interest rate, 6% in 2000 and 1999 and 5% in 1998 and no dividends during the expected term. The Company's calculation includes volatility of 95% in the period following the public offering and no dividends during the expected terms. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur.

                                 AT ROAD, INC.

   If the computed minimum values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, loss attributable to common stockholders and basic and diluted loss per share on a pro forma basis (as compared to such items as reported) would have been (in thousands except per share amounts):

                                                   Years Ended December 31,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Net loss:
     As reported.................................. $(48,823) $(13,489) $(1,410)
     Pro forma.................................... $(51,786) $(13,746) $(1,417)

   Basic and diluted net loss per share:
     As reported.................................. $  (3.48) $  (4.88) $ (0.62)
     Pro forma.................................... $  (3.69) $  (4.98) $ (0.62)

 Common Stock

   At December 31, 2000, the Company has reserved shares of common stock for issuance as follows:

     Issuance under stock option plans................................ 7,225,950
     Issuance under ESPP..............................................   450,000

 Receivables from Sales of Stock

   At December 31, 2000, notes receivable from stockholders representing notes receivable from certain officers and other employees of the Company, were comprised of (dollars in thousands, except per share amounts):

                                                 Stock Purchased
                                               -------------------
   Issue Date                           Amount  Number   Per Share Interest Rate
   ----------                           ------ --------- --------- -------------
   December 1999....................... $  814   610,500   $1.33       6.11%
   December 1999.......................    905 1,357,500    0.67       6.11%
   December 1999.......................     39   577,500    0.07       6.11%
   January 2000........................    344   258,000    1.33       6.12%
   January 2000........................     28    42,000    0.67       6.12%
   February 2000.......................    250   187,500    1.33       6.12%
   February 2000.......................    500   375,000    1.33       6.46%
   March 2000..........................    180    45,000    4.00       6.46%
   April 2000..........................     80       --      N/A       6.60%
   September 2000......................    169    18,750    9.00       6.13%
                                        ------ ---------   -----       ----
                                        $3,309
                                        ======

   These full recourse notes are secured by common stock and generally are due five years from the issue dates. The April 2000 loan represents a cash loan secured by the shares of stock previously purchased by an officer. The stock sold in connection with certain of these notes and other stock sales for cash are subject to repurchase by the Company at the original issuance price; this right generally lapses over a four-year period subject to continued employment. At December 31, 2000, 3,215,471 shares of common stock were subject to this repurchase right.

                                 AT ROAD, INC.

Note 9. Net Loss per Share

   The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                  Years Ended December 31,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
Net loss (numerator), basic and diluted.......... $(48,823) $(13,489) $(1,410)
                                                  ========  ========  =======
Shares (denominator):
  Weighted average common shares outstanding.....   18,071     3,974    2,287
  Weighted average common shares outstanding
   subject to repurchase.........................   (4,045)   (1,211)     --
                                                  --------  --------  -------
  Shares used in computation, basic and diluted..   14,026     2,763    2,287
                                                  ========  ========  =======
Net loss per share, basic and diluted............ $  (3.48) $  (4.88) $ (0.62)
                                                  ========  ========  =======
Shares used in computation, basic and diluted....   14,026     2,763
Weighted average convertible preferred stock
 outstanding.....................................   20,556    20,119
                                                  --------  --------
Shares used in computing pro forma per share
 amounts on a converted basis....................   34,582    22,882
                                                  ========  ========
Pro forma net loss per share on a converted
 basis, basic and diluted........................ $  (1.41) $  (0.59)
                                                  ========  ========

   For the above-mentioned periods, the Company had securities outstanding, which could potentially dilute basic earnings per share in the future, but were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                   Years Ended December 31,
                                                -------------------------------
                                                  2000       1999       1998
                                                --------- ---------- ----------
Convertible preferred stock...................        --  25,430,177 16,163,789
Shares of common stock subject to repurchase..  3,215,471  4,046,000        --
Outstanding options and stock purchase
 rights.......................................  5,338,385  4,056,888  2,131,500
Weighted average exercise price of options and
 stock purchase rights........................  $    4.25 $     0.57 $     0.07
                                                ========= ========== ==========

Note 10. Commitments

 Lease Commitments

   The Company leases its principal facilities under noncancelable operating leases expiring in December 2005. Future minimum rental payments under operating leases, net of sublease income, are as follows (in thousands):

         Year
         Ending
         December
         31,
         --------
            2001    $1,154
            2002     1,213
            2003     1,212
            2004     1,254
            2005       541
                    ------
                    $5,374
                    ======

                                 AT ROAD, INC.

   Rent expense was approximately $984,000, $225,000 and $51,000 (net of sublease income of $203,000, $50,000 and $0) for 2000, 1999 and 1998, respectively.

 Purchase Commitments

   At December 31, 2000, the Company has noncancelable purchase commitments totaling approximately $9,715,000.

Note 11. Income Taxes

   Only minimum state income and franchise taxes were provided for any years presented due to the Company's net losses.

   The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate for the years ended December 31 as follows:

                              2000    1999    1998
                              -----   -----   -----
   Federal statutory rate.... (35.0)% (35.0)% (35.0)%
   State taxes, net of
    federal benefit..........  (2.6)   (3.9)   (8.1)
   Non-deductible stock
    compensation charges.....   8.4    11.5     --
   Research and development
    credits..................  (1.0)   (0.7)   (3.7)
   Other.....................   1.2    (1.7)   (4.2)
   Valuation allowance.......  29.0    29.8    51.0
                              -----   -----   =====
     Effective tax rate......   -- %    -- %    -- %
                              =====   =====   =====

   Net deferred tax assets at December 31 consist of (in thousands):

                                                              2000     1999
                                                            --------  -------
   Deferred tax assets:
     Net operating loss carryforwards...................... $ 15,787  $ 4,419
     Credit carryforwards..................................    1,108      292
     Accruals and reserves recognized in different
      periods..............................................    2,593      614
                                                            --------  -------
       Total gross deferred tax assets before valuation
        allowance..........................................   19,488    5,325
   Valuation reserve.......................................  (19,488)  (5,325)
                                                            --------  -------
   Net deferred tax asset.................................. $    --   $   --
                                                            ========  =======

   At December 31, 2000, the Company has federal and state net operating loss carryforwards of approximately $41,872,000 and $21,758,000, respectively, expiring through 2020 and 2004, respectively.

   At December 31, 2000, the Company also has research and development and manufacturing investment credits of approximately $680,000 and $428,000 available to offset future federal and state income taxes, respectively. The federal tax credit carryforward expires through 2020. The state tax credit carryforward has no expiration.

   Current federal and California tax law includes provisions limiting the annual use of net operating loss and credit carryforwards in the event of certain defined changes in stock ownership. The Company's capitalization described herein may have resulted in such a change. Accordingly, the annual use of the Company's net operating loss and credit carryforwards would be limited according to these provisions. Management has not

                                 AT ROAD, INC.

yet determined the extent of such limitation. Such limitation may result in the loss of carryforward benefits due to their expiration.

Note 12. Related Party Transactions

   The Company purchased approximately $2,779,000, $512,000 and $12,000, of inventory from a stockholder in 2000, 1999 and 1998, respectively. At December 31, 2000 and 1999, approximately $196,000 and $256,000, respectively, were owed to the stockholder and included in accounts payable.

Note 13. Employee Benefit Plan

   The Company sponsors a 401(k) Saving and Retirement Plan (the Plan) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, between 1% and 15% of their annual compensation, but not to exceed a maximum contribution amount pursuant to
Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for any of the years presented.

Note 14. Quarterly Financial Data (unaudited)

                                                                                                     June
                         December 31, September 30, June 30,  March 31,  December 31, September 30,   30,    March 31,
                             2000         2000        2000      2000         1999         1999       1999      1999
                         ------------ ------------- --------  ---------  ------------ ------------- -------  ---------
                                                  (in thousands, except per share amounts)
Consolidated Statements
of Operations Data:
Total revenues..........   $  4,211     $  3,051    $  2,171  $  1,190     $   583       $   225    $    67   $   31
Loss from operations....    (13,677)     (13,919)    (14,168)  (10,087)     (8,591)       (3,361)    (1,582)    (759)
Net loss................   $(12,489)    $(13,253)   $(13,615) $ (9,466)    $(8,270)      $(3,010)   $(1,506)  $ (703)
                           ========     ========    ========  ========     =======       =======    =======   ======
Basic and diluted net
 loss per share.........   $  (0.29)    $  (2.13)   $  (3.68) $  (2.64)    $ (2.54)      $ (0.96)   $ (0.64)  $(0.30)
                           ========     ========    ========  ========     =======       =======    =======   ======
Shares used in
 calculating basic and
 diluted net loss per
 share..................     42,598        6,221       3,696     3,590       3,250         3,121      2,370    2,311
                           ========     ========    ========  ========     =======       =======    =======   ======

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AT ROAD, INC.

                                                 By: /s/ Krish Panu
                                          _____________________________________
                                                       Krish Panu
                                              President and Chief Executive
                                                         Officer

Date: March 30, 2001

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Krish Panu and Thomas C. Hoster, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

             Signature                           Title                    Date
             ---------                           -----                    ----

           /s/ Krish Panu            Chairman of the Board of        March 30, 2001
____________________________________  Directors, President and
             Krish Panu               Chief Executive Officer

        /s/ Thomas C. Hoster         Vice President, Finance and     March 30, 2001
____________________________________  Administration and Chief
          Thomas C. Hoster            Financial Officer

         /s/ Rodric C. Fan           Director and Chief              March 30, 2001
____________________________________  Technology Officer
           Rodric C. Fan

                                     Director
____________________________________
            Kris Chellam

        /s/ Stuart Phillips          Director                        March 30, 2001
____________________________________
          Stuart Phillips

         /s/ Andrew Sheehan          Director                        March 30, 2001
____________________________________
           Andrew Sheehan

        /s/ T. Peter Thomas          Director                        March 30, 2001
____________________________________
          T. Peter Thomas

                                                                     Schedule II

                                 AT ROAD, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                               Additions
                                    Balance at    and     Write-off  Balance at
                                    Beginning  Charges to    and       End of
Description                          of Year    Expenses  Deductions    Year
-----------                         ---------- ---------- ---------- ----------
Year Ended December 31, 2000
Accounts receivable allowance......    $153      $2,368      $274      $2,247
                                       ====      ======      ====      ======
Inventory reserve..................    $199      $  768      $ --      $  967
                                       ====      ======      ====      ======
Year Ended December 31, 1999
Accounts receivable allowance......    $ --      $  153      $ --      $  153
                                       ====      ======      ====      ======
Inventory reserve..................    $ --      $  199      $ --      $  199
                                       ====      ======      ====      ======
Year Ended December 31, 1998
Accounts receivable allowance......    $ --      $  --       $ --      $  --
                                       ====      ======      ====      ======
Inventory reserve..................    $ --      $  --       $ --      $  --
                                       ====      ======      ====      ======