Form 10-Q
period 2001-03-31
AT ROAD INC
filed 2001-05-11
CIK 1109537

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                      OR

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

                              Yes [X]     No [  ]




  As of May 9, 2001 there were 46,372,940 shares of the registrant's Common Stock outstanding.

                                     INDEX
                                     -----

PART I.  FINANCIAL INFORMATION

  Item 1.    Financial Statements.

   Condensed Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.

   Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000.

   Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000.

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

  Item 1.    Legal Proceedings.

  Item 2.    Changes in Securities and Use of Proceeds.

  Item 4.    Submission of Matters to a Vote of Security Holders.

  Item 6.    Exhibits and Reports on Form 8-K.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

                                 At Road, Inc.
                     Condensed Consolidated Balance Sheet
                                (In thousands)
                                  (unaudited)

                                                                                    March 31, 2001        December 31, 2000
                                                                               --------------------  -----------------------
                                   ASSETS
Current assets:
     Cash and cash equivalents                                                            $ 63,378                 $ 69,280
     Short-term investments                                                                    735                    5,198
     Restricted short-term investments                                                       2,159                    2,135
     Accounts receivable, net                                                                4,243                    4,252
     Inventories                                                                             7,944                    6,976
     Deferred product costs and other current assets                                         8,581                    7,410
                                                                                          --------                 --------
          Total current assets                                                              87,040                   95,251

Property and equipment, net                                                                  6,610                    7,108
Deferred product costs, intangibles and other assets                                         9,342                    9,083
                                                                                          --------                 --------

          Total assets                                                                    $102,992                 $111,442
                                                                                          ========                 ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                                     $  4,549                 $  3,610
     Accrued liabilities                                                                     5,764                    5,557
     Deferred revenue                                                                        4,590                    3,912
                                                                                          --------                 --------
          Total current liabilities                                                         14,903                   13,079
Deferred revenue and other long term liabilities                                             4,077                    3,597
                                                                                          --------                 --------
          Total liabilities                                                                 18,980                   16,676

Stockholders' equity:
     Common stock, $0.0001 par value, 250,000,000 shares authorized,
         shares issued and outstanding: 46,165,429 in 2001 and 46,071,979 in 2000          170,713                  171,208
     Deferred stock compensation                                                            (6,258)                  (8,123)
     Notes receivable from stockholders                                                     (3,293)                  (3,309)
     Accumulated other comprehensive income (loss)                                               8                      (10)
     Accumulated deficit                                                                   (77,158)                 (65,000)
                                                                                          --------                 --------
          Total stockholders' equity                                                        84,012                   94,766
                                                                                          --------                 --------

          Total liabilities and stockholders' equity                                      $102,992                 $111,442
                                                                                          ========                 ========


    See accompanying notes to condensed consolidated financial statements.

                                 At Road, Inc.
                Condensed Consolidated Statements of Operations
                   (In thousands, except per share amounts)
                                  (unaudited)


                                                 Three months ended
                                                       March 31,
                                               2001               2000
                                             --------           --------
Revenues:
    Service                                  $  3,723           $    937
    Product                                     1,391                253
                                             --------           --------
    Total revenues                              5,114              1,190
Costs and expenses:
    Cost of service revenue                     2,843                639
    Cost of product revenue                     2,646              1,273
    Sales and marketing                         5,065              2,744
    Research and development                    2,237              1,611
    General and administrative                  3,830              1,595
    Intangibles amortization                      414                  -
    Stock compensation (*)                      1,295              3,415
                                             --------           --------
       Total costs and expenses                18,330             11,277
Loss from operations                          (13,216)           (10,087)

Interest income, net                            1,057                621
                                             --------           --------
Net loss                                     $(12,159)          $ (9,466)
                                             ========           ========
    Basic and diluted
    net loss per share                       $  (0.28)          $  (2.64)
                                             ========           ========
    Shares used in calculating
    basic and diluted net loss
    per share                                  42,890              3,590
                                             ========           ========
    Pro forma basic and diluted
    net loss per share                                          $  (0.31)
                                                                ========
    Shares used in calculating
    pro forma basic and diluted
    net loss per share                                            30,088
                                                                ========
Stock compensation (*)
    Cost of service revenue                  $     29           $     41
    Cost of product revenue                        64                123
    Sales and marketing                           180                471
    Research and development                      143                793
    General and administrative                    879              1,987
                                             --------           --------
       Total                                 $  1,295           $  3,415
                                             ========           ========



    See accompanying notes to condensed consolidated financial statements.

                                 At Road, Inc.
                Condensed Consolidated Statements of Cash Flows
                                (In thousands)
                                  (unaudited)

                                                                                Three months ended March 31,
                                                                                  2001               2000
                                                                                --------            -------
Cash flows from operating activities:
     Net loss                                                                   $(12,159)           $(9,466)
     Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                            1,145                151
          Amortization of deferred stock compensation                              1,295              3,415
          Provision for inventory reserves                                            15                 93
          Provision for bad debts and sales returns                                  714                219
          Common stock issued for consulting services                                  4                  -
          Change in assets and liabilities:
           Accounts receivable                                                      (705)            (1,716)
           Inventories                                                              (983)            (1,083)
           Deferred product costs                                                 (1,840)            (1,985)
           Prepaid expenses and other                                                 65               (337)
           Accounts payable                                                          937              1,016
           Accrued and other liabilities                                             209              2,380
           Deferred revenue                                                        1,160              1,290
                                                                                --------            -------
               Net cash used in operating activities                             (10,142)            (6,023)
                                                                                ========            =======
          Cash flows from investing activities:
           Purchase of property and equipment                                       (234)            (3,144)
           Proceeds from maturities of short-term investments                      4,480             10,157
           Purchase of restricted short-term investments                             (24)                 -
           Other assets                                                              (69)              (466)
                                                                                --------            -------
               Net cash provided by investing activities                           4,153              6,547
                                                                                --------            -------
          Cash flows from financing activities:
           Proceeds from sale of preferred stock                                       -             11,069
           Proceeds from sale of common stock                                         38                186
           Proceeds from repayment of shareholder notes                               50                  -
                                                                                --------            -------
               Net cash provided by financing activities                              88             11,255
                                                                                --------            -------
          Net increase (decrease) in cash and cash equivalents                    (5,901)            11,779
          Cash and cash equivalents:
           Beginning of period                                                    69,280             22,714
                                                                                --------            -------
           End of period                                                        $ 63,378            $34,493
                                                                                ========            =======
          Non-cash investing and financing activities:
           Issuance of common stock for notes receivable                        $     34            $   802
                                                                                ========            =======


    See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements were prepared by At Road, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures which are made are adequate to make the information presented not misleading. In the opinion of management the financial statements include all adjustments necessary to fairly present the financial condition, results of operations, and cash flows for such periods. Results of operations for the periods presented are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the Company's consolidated and audited financial statements and notes thereto in its Form 10-K (No. 000-31511), filed on March 30, 2001 with the Securities and Exchange Commission.

Note 2 - Basic and Diluted Loss Per Share

Basic and diluted net loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.
Pro forma basic and diluted net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the conversion of outstanding shares of convertible preferred stock upon closing of the Company's initial public offering in September 2000.

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                                               Three months ended
                                                                                     March 31,
                                                                                2001         2000
                                                                               ------       ------
Weighted average common shares outstanding                                     46,153        8,670
Weighted average common shares outstanding subject to repurchase               (3,263)      (5,080)
                                                                               ------       ------
Shares used in computation, basic and diluted                                  42,890        3,590
                                                                               ======
Shares used in computing pro forma per share amounts on a converted basis                   30,088
                                                                                            ======


The total number of options, restricted stock subject to repurchase, and preferred stock excluded from diluted net loss per share computation for the three months ended March 31, 2001 and 2000 were as follows (in thousands):

                                                            March 31,
                                                         2001        2000
                                                        -----      ------
Convertible preferred stock                                 -      26,498
Shares of common stock subject to repurchase            2,807       5,703
Outstanding options and stock purchase rights           6,387       3,615

Note 3 - Balance Sheet Items

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

                                                            March 31, 2001        December 31, 2000
                                                         ---------------------  ---------------------
Raw materials                                                           $5,382                 $4,681
Work in process                                                            621                    774
Finished goods                                                           1,941                  1,521
                                                                        ------                 ------
Total                                                                   $7,944                 $6,976
                                                                        ======                 ======


Deferred product costs and other current assets consists of the following (in thousands):

                                                            March 31, 2001        December 31, 2000
                                                         ---------------------  ---------------------
Current deferred product costs                                          $7,833                 $6,598
Prepaid expenses and other                                                 748                    812
                                                                        ------                 ------
Total                                                                   $8,581                 $7,410
                                                                        ======                 ======


Deferred product costs, intangibles, and other assets consists of the following (in thousands):

                                                            March 31, 2001        December 31, 2000
                                                         ---------------------  ---------------------
Purchased technology, net                                               $3,313                 $3,727
Non-current deferred product costs                                       4,309                  3,706
Other                                                                    1,720                  1,650
                                                                        ------                 ------
Total                                                                   $9,342                 $9,083
                                                                        ======                 ======


Note 4 - Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At March 31, 2001 and 2000, accumulated other comprehensive income (loss), comprised of unrealized income (losses) on short-term investments, were $8,000 and $(10,000), respectively.

Note 5 - Segment Reporting

Effective January 1, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information. In the three months ended March 31, 2001 and 2000, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in the three months ended March 31, 2001 and 2000 and had no significant long-lived assets deployed outside the United States as of March 31, 2001.

Note 6 - Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 became effective for the Company January 1, 2001. This statement did not have a significant impact on the Company's financial position, results of operations or cash flows.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, our historical and future losses, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our reliance on a limited number of customers and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in our annual report on Form 10-K (No. 000-31511), dated March 30, 2001 and in our other filings with the Securities and Exchange Commission. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q and within our Form 10-K for the year ended December 31, 2000.

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

We will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period based on the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period related to options granted to consultants can fluctuate depending on our stock price and volatility. As of March 31, 2001, deferred stock compensation was $6.3 million, which will be amortized in future periods.

Since inception, we have invested substantially in research and development, business development, marketing, advertising, the building of sales channels, and our overall infrastructure. We anticipate that such investments will continue to grow in the near future. We have incurred losses in each year since inception and expect to incur net losses at least for the foreseeable future.
As of March 31, 2001, we had an accumulated deficit of $77.2 million. Net losses
have been incurred in each quarter in 2001 and 2000.   Our limited operating
history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

Results of Operations

Three Months Ended March 31, 2001 and 2000

Service Revenue

Service revenue, which is comprised of monthly fees, increased from $937,000 to $3.7 million for the three months ended March 31, 2000 and 2001, respectively. This growth is consistent with the increases in our installed base of subscribers.

Product Revenue

Product revenue rose from $253,000 for the three months ended March 31, 2000 to $1.4 million for the same period in 2001. This growth is consistent with the increases in our installed base of subscribers.

Cost of Service Revenue

Cost of service revenue consists of employee salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Wireless Applications Processing Center. Cost of service revenues increased from $639,000 to $2.8 million for the three months ended March 31, 2000 and 2001, respectively. The growth in cost of service revenue resulted from increases in direct service delivery expenses, service infrastructure and personnel costs.

Cost of Product Revenue

Cost of product revenue consists of the cost of our platforms, including the Internet Location Manager, Internet Data Terminal and related parts, as well as costs associated with the final assembly, test, delivery, and installation of our products. The selling prices of our platforms are often below cost; we defer platform costs (not in excess of related deferred product revenue) and, as a result, we expense a portion of the platform costs at the time of shipment and the remaining deferred product costs are amortized ratably over the minimum service contract period. We expect this practice will continue for the foreseeable future as we continue to expand our installed base and as we view product installation as enabling our core service business. We expect the impact of this practice on future liquidity will be minimal as our service revenue stream expands. Cost of product revenue rose from $1.3 million for the three months ended March 31, 2000 to $2.6 million for the same period in 2001. The increase in cost of product revenue was attributable primarily to the expansion of our services and the resulting increase in the number of subscribers using our services.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses grew from $2.7 million for the three months ended March 31, 2000 to $5.1 million for the same period in 2001. Sales and marketing headcount grew from 59 at March 31, 2000 to 106 at March 31, 2001. Related increases in salaries and other compensation, sales commissions and marketing campaigns comprised the majority
of the increase.   We expect that sales and marketing expenses will continue to increase as we hire additional personnel and expand our sales channels.

Research and Development Expenses

Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses grew from $1.6 million for the three months ended March 31, 2000 to $2.2 million for the same period in 2001. Research and development headcount grew from 40 at March 31, 2000 to 86 at March 31, 2001. Increases in compensation and consultant expenses accounted for the majority of the increase in expenses. We expect that research and development expenses may increase in future periods.

General and Administrative Expenses

General and administrative expenses consist of employee salaries and related executive, administrative, and accounting expenses and professional fees, recruiting, and provisions for doubtful accounts. General and administrative expenses grew from $1.6 million for the three months ended March 31, 2000 to $3.8 million for the same period in 2001. Salaries and other compensation, professional fees and provisions for doubtful accounts accounted for the majority of the increase. General and administrative headcount increased from 26 to 61 at March 31, 2000 and 2001, respectively. We expect that general and administrative expenses will continue to increase as we hire additional personnel and incur related expenses in anticipation of the growth of the business and our operation as a public company.

Intangibles Amortization

Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000, which are being amortized over an estimated useful life of three years.

Stock Compensation Expense

Deferred stock compensation related to the granting of stock options to employees and consultants was $6.3 million at March 31, 2001. Amortization of deferred stock compensation expense decreased from $3.4 million for the three months ended March 31, 2000 to $1.3 million for the same period in 2001.

Interest Income, net

Net interest income is comprised of interest earned on cash, cash equivalents, and short-term investments. Net interest income increased from $621,000 for the three months ended March 31, 2000 to $1.1 million for the same period in 2001. This increase resulted from investments in debt securities of proceeds from common stock issued in conjunction with the Company's initial public offering in September 2000.

Income Taxes

Since inception, we have incurred net losses for federal and state tax purposes and except for only minimum state income and franchise taxes have not recognized any tax provision or benefit.

Net Loss

Net loss increased from $9.5 million for the three months ended March 31, 2000
to $12.2 million for the same period in 2001.   These increases are attributable
to growth in our operating costs from $11.3 million to $18.3 million for the three month period ended March 31, 2000 and 2001, respectively. The impact of this growth in expenses was reduced by a corresponding increase in revenues from $1.2 million to $5.1 million for the same periods.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

Liquidity and Capital Resources

As of March 31, 2001, we held $63.4 million in cash and cash equivalents and $2.9 million in short-term investments, which include $2.2 million of restricted short-term investments. We currently have a $2.0 million revolving line of credit facility against which there were no borrowings at March 31, 2001.

The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.2 million. At March 31, 2001, we had two standby letters of credit outstanding for a total of $895,000. The line of credit expires on May 31, 2001.

Cash used for operating activities was attributable primarily to net losses and
increases in accounts receivable, inventory, and deferred product costs.   These
increases were offset in part by depreciation of property and equipment, amortization of deferred stock compensation, increases in accounts payable and accrued liabilities, and deferred revenues. As of March 31, 2001 approximately $3.1 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of March 31, 2001 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As a result of deferred product costs being recorded at the time of shipment and deferred product revenue being recorded at the time of installation, deferred product costs will generally exceed deferred revenue as we grow our business.

We believe that our cash and cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to obtain a larger credit facility or to sell additional equity or debt securities, which may not be available on commercially reasonable terms or at all, and which could dilute existing stockholders.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY INCREASE IN THE
FUTURE.

We have never been profitable. As of March 31, 2001, we had an accumulated deficit of $77.2 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, and sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may grow in the future. In order to facilitate the sale of our services, we often sell our hardware below cost. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

   . changes in our pricing policies or those of our competitors or suppliers; . changes in our mix of sources of revenues;
   . changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation; and
   . wireless data and Internet market conditions and economic conditions generally.

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

Our directors, officers and greater than 5% stockholders own approximately 70% of our outstanding common shares. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Short-Term Investments

At March 31, 2001, we held $2.9 million in short-term investments, consisting of investment grade financial instruments with original maturities of three to eighteen months. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at March 31, 2001, the fair market value of the short-term investments would decline by an immaterial amount. We generally expect to have the ability to hold fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

Foreign Currency Exchange Rate

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers. Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, in Canada, provides the modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; Conexant Systems, in Canada, manufactures our radio frequency chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currencies in the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10% increase in average exchange rates could increase our product costs by approximately 9%.

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

Item 2.  Changes in Securities and Use of Proceeds.

On September 28, 2000, our Registration Statement on Form S-1 (No. 333-41372) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $9.00 per share, for an aggregate offering price of $63.0 million. The offering was closed on October 4, 2000. The managing underwriters of the offering were Credit Suisse First Boston Corporation, Chase H&Q and U.S. Bancorp Piper Jaffray.

We incurred the following expenses in connection with the offering:

Underwriting discounts and commissions                    $4,400,000
Other expenses                                            $1,600,000
                                                          ----------
Total Expenses                                            $6,000,000

All of such expenses were direct or indirect payments to others.

The net offering proceeds to us after deducting the total expenses above were approximately $57.0 million. From the closing of the offering through the three months ended March 31, 2001, we used such net offering proceeds, in direct or indirect payments to others, as follows:

Investments in cash, cash equivalents and short term,
  interest bearing securities                             $52,900,000
Working capital                                           $ 4,100,000
                                                          -----------
Total                                                     $57,000,000

Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of our Registration Statement.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits:  None.

(b) The Company filed no reports on Form 8-K during the three months ended March 31, 2001.

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

Date:  May 11, 2001