Form 10-Q
period 2001-06-30
AT ROAD INC
filed 2001-08-14
CIK 1109537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

      For the quarterly period ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 000-31511

       __________________________________________________________________

                                  AT ROAD, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                       94-3209170
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)

                              47200 Bayside Parkway
                                Fremont, CA 94538
          (Address of principal executive offices, including zip code)

                                  510-668-1638
              (Registrant's telephone number, including area code)
       __________________________________________________________________


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     As of August 6, 2001 there were 46,183,630 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements.

                    Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.

                    Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2001 and 2000.

                    Condensed Consolidated Statements of Cash Flows for the three months and six months ended June 30, 2001 and 2000.

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

           Item 6.  Exhibits and Reports on Form 8-K.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  At Road, Inc.
                      Condensed Consolidated Balance Sheets
                                 (In thousands)
                                   (unaudited)

                                                                                 June 30, 2001        December 31, 2000
                                                                                ---------------       -----------------
                                ASSETS

Current assets:
      Cash and cash equivalents                                                       $  54,069               $  69,280
      Short-term investments                                                                  -                   5,198
      Restricted short-term investments                                                   2,182                   2,135
      Accounts receivable, net                                                            4,021                   4,252
      Inventories                                                                        10,035                   6,976
      Deferred product costs and other current assets                                     9,439                   7,410
                                                                                ---------------          --------------
      Total  current assets                                                              79,746                  95,251

Property and equipment, net                                                               6,089                   7,108
Deferred product costs, intangibles and other assets                                      9,320                   9,083
                                                                                ---------------          --------------
     Total assets                                                                     $  95,155               $ 111,442
                                                                                ===============          ==============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $   5,899               $   3,610
     Accrued liabilities                                                                  5,246                   5,557
     Deferred revenue                                                                     5,164                   3,912
                                                                                ---------------          --------------
     Total current liabilities                                                           16,309                  13,079
Deferred revenue and other long-term liabilities                                          4,429                   3,597
                                                                                ---------------          --------------
     Total liabilities                                                                   20,738                  16,676
                                                                                ---------------          --------------
Common stock ($0.0001 par value, 250,000,000 authorized, shares issued                   168,937                 171,208
and outstanding: 46,092,543 in 2001 and 46,071,979 in 2000)
Deferred stock compensation                                                             (4,098)                 (8,123)
Notes receivable from stockholders                                                      (2,912)                 (3,309)
Accumulated other comprehensive loss                                                          -                    (10)
Accumulated deficit                                                                    (87,510)                (65,000)
                                                                                ---------------         ---------------
     Total stockholders' equity                                                          74,417                  94,766
                                                                                ---------------         ---------------
        Total liabilities and stockholders' equity                                    $  95,155               $ 111,442
                                                                                ===============         ===============


     See accompanying notes to condensed consolidated financial statements.

                                  At Road, Inc.
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                     Three months ended                     Six months ended
                                                           June 30,                             June 30,
                                                   2001             2000                  2001              2000
                                                ----------       ----------            ----------        ----------
Revenues:
       Service                                 $     4,544       $    1,587           $     8,267       $     2,524
       Product                                       1,649              584                 3,040               837
                                               -----------       ----------           -----------       -----------
            Total revenues                           6,193            2,171                11,307             3,361
Costs and expenses:
       Cost of service revenue                       3,285            1,490                 6,128             2,129
       Cost of product revenue                       2,882            2,109                 5,528             3,382
       Sales and marketing                           4,835            4,107                 9,900             6,851
       Research and development                      2,204            2,554                 4,441             4,165
       General and administrative                    3,177            2,128                 7,007             3,723
       Restructuring charges                           248                -                   248                 -
       Amortization of intangibles                     414              411                   828               411
       Stock compensation (*)                          288            3,540                 1,583             6,955
                                               -----------      -----------           -----------       -----------
            Total costs and expenses                17,333           16,339                35,663            27,616
                                               -----------      -----------           -----------       -----------
Loss from operations                               (11,140)         (14,168)              (24,356)          (24,255)
Interest income, net                                   789              553                 1,846             1,174
                                               -----------      -----------           -----------       -----------
Net Loss                                       $   (10,351)     $   (13,615)          $   (22,510)      $   (23,081)
                                               ===========      ===========           ===========       ===========
       Basic and diluted
       net loss per share                      $     (0.24)     $     (3.68)          $     (0.52)      $     (6.34)
                                               ===========      ===========           ===========       ===========
       Shares used in calculating basic
       and diluted net loss per share               43,798            3,696                43,344             3,643
                                               ===========      ===========           ===========       ===========
       Pro forma basic and diluted
       net loss per share                                       $     (0.45)                            $     (0.76)
                                                                ===========                             ===========
       Shares used in calculating pro
       forma basic and diluted net loss
       per share                                                     30,568                                  30,328
                                                                ===========                             ===========


Stock compensation (*)
       Cost of service revenue                 $        18      $        55           $        47       $        96
       Cost of product revenue                          49              126                   113               249
       Sales and marketing                            (177)             469                     3               940
       Research and development                       (216)             791                   (73)            1,584
       General and administrative                      614            2,099                 1,493             4,086
                                               -----------      -----------           -----------       -----------
            Total                              $       288      $     3,540           $    1 ,583       $     6,955
                                               ===========      ===========           ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                                  At Road, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)



                                                                                     Six months ended June 30,
Cash flows from operating activities:                                              2001                      2000
                                                                                -------------       -------------
    Net loss                                                                     $   (22,510)        $   (23,081)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                    2,293               1,030
      Amortization - stock compensation                                                1,583               6,955
      Common stock issued for consulting services                                          4                   -
      Change in accounts receivable reserves                                             970                 393
      Change in assets and liabilities:
        Accounts receivable                                                             (738)             (2,853)
        Inventories                                                                   (3,059)             (3,327)
        Prepaid expenses and other                                                       236                (223)
        Deferred product costs                                                        (3,174)             (4,098)
        Accounts payable                                                               2,289               3,291
        Accrued and other liabilities                                                   (352)              1,330
        Deferred revenue                                                               2,101               2,604
                                                                                -------------       -------------
      Net cash used in operating activities                                          (20,357)            (17,979)
                                                                                -------------       -------------
Cash flows from investing activities:
    Purchase of property and equipment                                                  (413)             (6,080)
    Proceeds from sale of property and equipment                                           -                 100
    Purchase of short-term investments                                                  (739)                (61)
    Proceeds from maturities of short-term investments                                 5,937              11,267
    Purchase of short-term restricted investments                                        (47)                  -
    Cash paid in purchase of Differential Corrections, Inc. and Hynet
       Technologies assets, net of cash acquired                                           -              (3,363)
    Other assets                                                                        (157)             (1,205)
                                                                                -------------       -------------
      Net cash provided by investing activities                                        4,581                 658
                                                                                -------------       -------------
Cash flows from financing activities:
    Proceeds from sales of preferred stock                                                 -              31,049
    Proceeds from sales of common stock                                                  411                 191
    Issuance of note receivable related to previous issuance of common stock               -                 (80)
    Proceeds from repayments of shareholder notes                                        154                   -
    Deferred offering costs                                                                -                (409)
                                                                                -------------       -------------
      Net cash provided by financing activities                                          565              30,751
                                                                                -------------       -------------
Net increase (decrease) in cash and cash equivalents                                 (15,211)             13,430
Cash and cash equivalents:
     Beginning of period                                                              69,280              22,714
                                                                                -------------       -------------
     End of period                                                               $    54,069         $    36,144
                                                                                =============       =============
Supplemental disclosure of cash flow information:
Non-cash financing activities:
     Issuance of common stock for notes receivable                               $        34         $     1,302
                                                                                =============       =============
Purchase of Differential Corrections, Inc. and Hynet Technologies assets:
     Value of stock issued                                                                 -               1,592
     Cash paid                                                                             -               4,014
     Liabilities assumed                                                                   -                 215
                                                                                -------------       -------------
     Assets acquired (including intangibles of $4,969)                           $         -         $     5,821
                                                                                =============       =============
     Repurchase of common stock through cancellation of notes receivable         $       278         $         -
                                                                                =============       =============


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of Presentation

The accompanying condensed consolidated financial statements were prepared by At Road, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In the opinion of management the financial statements include all adjustments necessary to fairly present the financial condition, results of operations, and cash flows for such periods. Results of operations for the periods presented are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the Company's consolidated and audited financial statements and notes thereto in its Form 10-K (No. 000-31511), filed on March 30, 2001 with the SEC.

Note 2 - Basic and Diluted Net Loss Per Share

Basic and diluted net loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive. Pro forma basic and diluted net loss per common share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of common shares resulting from the conversion of outstanding shares of convertible preferred stock upon the closing of the Company's initial public offering in September 2000.

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                         Three months ended       Six months ended
                                                              June 30,                June 30,
                                                          2001        2000        2001        2000
                                                        --------    --------    --------    --------
Weighted average common shares outstanding                46,175       9,399      46,164       9,035
Weighted average common shares outstanding subject
to repurchase                                             (2,377)     (5,703)     (2,820)     (5,392)
                                                        --------    --------    --------    --------
Shares used in computation, basic and diluted
                                                          43,798       3,696      43,344       3,643
                                                        ========    ========    ========    ========
Weighted average preferred stock outstanding                   -      26,872           -      26,685
                                                        --------    --------    --------    --------
Shares used in computing pro forma per share amounts
on a converted basis                                      43,798      30,568      43,344      30,328
                                                        ========    ========    ========    ========

The total number of options, restricted stock subject to repurchase, and preferred stock excluded from the diluted net loss per share computation for the three months ended June 30, 2001 and 2000 were as follows (in thousands):

                                                                 Three and six months ended June 30,
                                                                   2001                       2000
                                                                 --------                   --------
Convertible preferred stock                                             -                     28,790
Shares of common stock subject to repurchase                        2,062                      5,703
Outstanding options and stock purchase rights                       6,056                      4,614

Note 3 - Balance Sheet Items

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

                                                        June 30, 2001              December 31, 2000
                                                        -------------              -----------------
       Raw materials                                         $  6,648                        $ 4,681
       Work in process                                          1,231                            774
       Finished goods                                           2,156                          1,521
                                                             --------                       --------
       Total                                                 $ 10,035                        $ 6,976
                                                             ========                       ========

Deferred product costs and other current assets consists of the following (in thousands):

                                                        June 30, 2001              December 31, 2000
                                                        -------------              -----------------
       Current deferred product costs                         $ 8,863                        $ 6,598
       Prepaid expenses and other                                 576                            812
                                                              -------                        -------
       Total                                                  $ 9,439                        $ 7,410
                                                              =======                        =======

Deferred product costs, intangibles, and other assets consists of the following (in thousands):

                                                        June 30, 2001              December 31, 2000
                                                        -------------              -----------------

       Purchased technology, net                              $ 2,899                        $ 3,727
       Non-current deferred product costs                       4,614                          3,706
       Other                                                    1,807                          1,650
                                                              -------                        -------
       Total                                                  $ 9,320                        $ 9,083
                                                              =======                        =======

Restructuring of Operations.

During June 2001, the Company adopted a formal plan to reduce operating costs in response to a general downturn in the economy. In connection with these actions, a pre-tax restructuring charge of approximately $248,000 was recorded. The principle actions of the plan involved reducing headcount by 15 percent. All areas of the Company were affected by the reduction of 29 employees. The restructuring expense was comprised of severance and related costs of $248,000. Total severance and related costs paid by June 30, 2001 were $149,000. The remaining $99,000 will be paid during the third quarter of 2001.

Note 4 - Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At June 30, 2001 and 2000, accumulated other comprehensive income (loss), comprised of unrealized income (losses) on short-term investments, were zero and $14,000, respectively.

Note 5 - Segment Reporting

In the three months and six months ended June 30, 2001 and 2000, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in the three months and six months ended June 30, 2001 and 2000 and had no significant long-lived assets deployed outside the United States as of June 30, 2001.

Note 6 - Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 became effective for the Company on January 1, 2001. This statement did not have a significant impact on the Company's financial position, results of operations or cash flows during the three months and six months ended June 30, 2001.

Note 7 - New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Management does not expect the adoption of SFAS No. 141 to have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic conditions, our historical and future losses, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our reliance on a limited number of customers and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in our annual report on Form 10-K (No. 000-31511), dated March 30, 2001 and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2000 and in our other filings with the SEC.

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

In the second half of 1998, we introduced FleetASAP(tm), a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet, to enable companies to efficiently manage their mobile resources. Our service includes a proprietary hardware and software platform that integrates wireless Internet connectivity with a Global Positioning System receiver. The platform is installed in each vehicle and receives signals transmitted from Global Positioning System satellites to determine the location and velocity of the vehicle. Each vehicle enabled with FleetASAP is a subscriber. These data are transmitted over wireless networks and the Internet to our Wireless Applications Processing Center. Our customers can then retrieve subscriber information from our web site using an Internet browser. Because the customer data and solution software reside at our Wireless Applications Processing Center, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as proprietary hardware, software and data networking equipment, to use our service.

Since 1998, we have derived substantially all of our revenues from the sale of our service and the associated hardware. Our service revenue is comprised of monthly fees. In general, our customers can contract to receive our service for terms of one, two or three years and can purchase enhanced features for additional fees. As more customers pay for use of our service, the impact on our service revenue is compounded.

Our product revenue consists primarily of sales of the Internet Location Manager and the Internet Data Terminal. The selling prices of our hardware are often below our costs. We defer hardware costs (not in excess of related deferred product revenue); as a result, we expense a portion of the hardware costs at the time of shipment and the remaining deferred hardware costs are amortized ratably over the minimum service contract period.

We recognize service revenue over the period during which services are performed, generally commencing with product installation. Product revenue is deferred and recognized ratably over the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

To date, we have not sold our service outside the U.S. and Canada; however, we intend to expand our service offerings to additional countries in 2001. We do not expect that revenues from international sales will be material in 2001.

We will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period based on the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period related to options granted to consultants can fluctuate depending on our stock price and volatility. As of June 30, 2001, deferred stock compensation was $4.1 million, which will be amortized in future periods.

Since inception, we have invested substantially in research and development, business development, marketing, advertising, the building of sales channels, and our overall infrastructure. We anticipate that such investments will continue to grow in the near future. We have incurred losses in each year since inception and expect to incur net losses at least for the foreseeable future. As of June 30, 2001, we had an accumulated deficit of $87.5 million. Net losses have been incurred in each quarter in 2001 and 2000. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2001 and 2000

Service Revenue

Service revenue, which is comprised of monthly fees, increased from $1.6 million to $4.5 million for the three months ended June 30, 2000 and 2001, respectively. Service revenue increased from $2.5 million to $8.3 million for the six months ended June 30, 2000 and 2001, respectively. This growth is consistent with the increases in our installed base of subscribers.

Product Revenue

Product revenue rose from $584,000 for the three months ended June 30, 2000 to $1.6 million for the same period in 2001. Product revenue rose from $837,000 for the six months ended June 30, 2000 to $3.0 million for the same period in 2001. This growth is consistent with the increases in our installed base of subscribers.

Cost of Service Revenue

Cost of service revenue consists of employee salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Wireless Applications Processing Center. Cost of service revenue increased from $1.5 million to $3.3 million for the three months ended June 30, 2000 and 2001, respectively. Cost of service revenue increased from $2.1 million to $6.1 million for the six months ended June 30, 2000 and 2001, respectively. The growth in cost of service revenue resulted from increases in direct service delivery expenses, service infrastructure and personnel costs.

Cost of Product Revenue

Cost of product revenue consists of the cost of our hardware, including the Internet Location Manager, Internet Data Terminal and related parts, as well as costs associated with the final assembly, test, delivery, and installation of our products. The selling prices of our hardware are often below cost. We defer hardware costs (not in excess of related deferred product revenue) and, as a result, we expense a portion of the hardware costs at the time of shipment and the remaining deferred hardware costs are amortized ratably over the minimum service contract period. This practice may continue as we continue to expand our installed base and as we view product installation as enabling our core service business. We expect the impact of this practice on future liquidity will be minimal as our service revenue stream expands. Cost of product revenue rose from $2.1 million for the three months ended June 30, 2000 to $2.9 million for the same period in 2001. Cost of product revenue rose from $3.4 million for the six months ended June 30, 2000 to $5.5 million for the same period of 2001. The increase in cost of product revenue was attributable primarily to the expansion of our services and the resulting increase in the number of subscribers using our services.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses grew from $4.1 million for the three months ended June 30, 2000 to $4.8 million for the same period in 2001. Sales and marketing expenses grew from $6.9 million for the six months ended June 30, 2000 to $9.9 million for the same period in 2001. Sales and marketing headcount decreased from 95 at June 30, 2000 to 91 at June 30, 2001. Related increases in salaries and other compensation, sales commissions and marketing campaigns comprised the majority of the increase. We expect that sales and marketing expenses will continue to increase as we hire additional personnel and expand our sales channels.

Research and Development Expenses

Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased from $2.6 million for the three months ended June 30, 2000 to $2.2 million for the same period in 2001. Research and development expenses grew from $4.2 million for the six months ended June 30, 2000 to $4.4 million for the same period in 2001. Research and development headcount decreased from 90 at June 30, 2000 to 67 at June 30, 2001. Increases in compensation and consultant expenses accounted for the majority of the increase in expenses. Research and development expenses may increase in future periods.

General and Administrative Expenses

General and administrative expenses consist of employee salaries, related executive, administrative, and accounting expenses, professional fees, recruiting expenses and provisions for doubtful accounts. General and administrative expenses grew from $2.1 million for the three months ended June 30, 2000 to $3.2 million for the same period in 2001. General and administrative expenses grew from $3.7 million for the six months ended June 30, 2000 to $7.0 million for the same period in 2001. Salaries and other compensation, professional fees and provisions for doubtful accounts accounted for the majority of the increase. General and administrative headcount increased from 27 to 49 at June 30, 2000 and 2001, respectively. We expect that general and administrative expenses will continue to increase as we incur such expenses in anticipation of the growth of the business and due to our operation as a public company.

Restructuring Charges

In response to a general downturn in the economy, the Company undertook a formal plan to lower its cost structure and reorganized itself to more effectively develop, market and sell its mobile resource management solutions. This effort resulted in the total number of employees being reduced by approximately 15 percent. Restructuring expenses, which comprised severance and related costs, were $248,000.

Intangibles Amortization

Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000. These expenses are being amortized over an estimated useful life of three years.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. Management does not expect the adoption of SFAS No. 141 to have an impact on the financial position, results of operations or cash flows of the Company.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations or cash flows.

Stock Compensation Expense

Deferred stock compensation expense related to stock option grants to employees and consultants was $4.1 million at June 30, 2001. Amortization of deferred stock compensation expense decreased from $3.5 million for the three months ended June 30, 2000 to $288,000 for the same period in 2001. Amortization of deferred stock compensation expense decreased from $7.0 million for the six months ended June 30, 2000 to $1.6 million for the same period in 2001. These decreases were the result of reversals of stock compensation expense previously recognized on the unvested portion of stock options held by employees terminated during the quarter.

Interest Income, Net

Net interest income is comprised of interest earned on cash, cash equivalents, and short-term investments. Net interest income increased from $553,000 for the three months ended June 30, 2000 to $789,000 for the same period in 2001. Net interest income increased from $1.2 million for the six months ended June 30, 2000 to $1.8 million for the same period in 2001. This increase resulted from yields on investments in debt securities of the capital raised in our initial public offering.

Income Taxes

Since inception, we have incurred net losses for federal and state tax purposes and, except for only minimum state income and franchise taxes, have not recognized any tax provision or benefit.

Net Loss

Net loss decreased from $13.6 million for the three months ended June 30, 2000 to $10.4 million for the same period in 2001. Net loss decreased from $23.1 million for the six months ended June 30, 2000 to $22.5 million for the same period in 2001. Our operating costs grew from $16.3 million to $17.3 million for the three month period ended June 30, 2000 and 2001, respectively, and from $27.6 million to $35.7 million for the six month period ended June 30, 2000 and 2001, respectively. The impact of this growth in expenses was reduced by an increase in revenues from $2.2 million to $6.2 million for the three month period ended June 30, 2000 and 2001, and an increase in revenues from $3.4 million to $11.3 million for the six month period ended June 30, 2000 and 2001, respectively.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, we held $54.0 million in cash and cash equivalents and $2.2 million in restricted short-term investments. We currently have a $2.0 million revolving line of credit facility against which there were no borrowings at June 30, 2001.

The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.2 million. At June 30, 2001, we had two standby letters of credit outstanding for a total of $895,000. The line of credit expires on September 30, 2001.

Net cash used for operating activities was $20.4 million and $18.0 million for the six month period ending June 30, 2001 and 2000, respectively. Cash used for operating activities was attributed primarily to net losses and increases in accounts receivable, inventory and deferred product costs, offset in part by amortizations of deferred stock compensation, depreciation, increases in accounts payable and deferred revenues.

Net cash provided by investing activities was $4.6 million and $658,000 for the six month period ending June 30, 2001 and 2000, respectively. Cash provided by financing activities in each period was attributed to proceeds from the sale of short-term investments reduced by the purchase of fixed and other assets.

Net cash provided by financing activities was $565,000 and $30.8 million for the six month period ending June 30, 2001 and 2000, respectively. Cash provided by financing activities in each period was primarily attributed to proceeds from the issuance of our stock.

As of June 30, 2001 approximately $3.1 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of June 30, 2001 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. Generally, we record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As a result of deferred product costs being recorded at the time of shipment and deferred product revenue being recorded at the time of installation, deferred product costs will generally exceed deferred revenue as we grow our business.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY INCREASE IN THE
FUTURE.

We have never been profitable. As of June 30, 2001, we had an accumulated deficit of $87.5 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, and sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may grow in the future. In order to facilitate the sale of our services, we often sell our hardware below cost. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

IF WE DO NOT INCREASE REVENUE FROM THE SALE OF OUR SERVICES TO NEW AND EXISTING CUSTOMERS, OUR BUSINESS MAY NOT BE SUCCESSFUL.

Our success depends on our ability to increase revenue from the sale of our services to new and existing customers and on market acceptance of our services. We may not be able to achieve widespread adoption of our services. Furthermore, changes such as increases in our pricing for products and services may harm our ability to increase sales of our products and services to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, our business will be seriously harmed.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND EXPAND OUR SALES CHANNELS.

In order to increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. New sales personnel will require training and will take time to achieve full productivity. In addition, we believe that our success is dependent on expansion of our indirect distribution channels, including our relationships with wireless carriers, independent sales agents and distribution partners. To date, we have relationships with a limited number of these wireless carriers, independent sales agents and distribution partners. These sales channel parties require training in selling our products and services and it will take time for these parties to achieve productivity. We may not be able to establish relationships with additional distributors on a timely basis, or at all, and our distributors may not devote adequate resources to promoting and selling our services.

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

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTIES TO MANUFACTURE AND SUPPLY CRITICAL COMPONENTS FOR OUR SERVICES.

If these parties do not perform their obligations, we may be unable to find other suppliers or operate our business. A subscriber requires an Internet Location Manager to use our service. To use our service with two-way messaging, a subscriber requires an Internet Location Manager and an Internet Data Terminal. The Internet Location Manager, which we install in each subscribing vehicle, determines the vehicle's location, velocity and orientation and gathers other information about the vehicle. The Internet Data Terminal, when installed in subscriber's vehicle, adds the incremental ability to send and receive messages to and from the vehicle. We cannot be sure that alternative sources for key components used in the Internet Location Manager and the Internet Data Terminal will be available when needed, or if available, that these components will be available on commercially reasonable terms. We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers and manufacturers. Our sole suppliers and manufacturers of key components include:

     . Taiwan Semiconductor Manufacturing Company, our sole manufacturer of Global Positioning System receiver chips;
     . Conexant Systems (formerly Philsar Electronics), our sole manufacturer of radio frequency chips;
     . Orient Semiconductor Electronics, our sole manufacturer of Internet Location Managers; and
     .    Micronet, our sole supplier of Internet Data Terminals.

If our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these components, or if the terms for supply of these products become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our subscriber base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.


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

OUR SUCCESS AND ABILITY TO COMPETE DEPENDS UPON OUR ABILITY TO SECURE AND PROTECT PATENTS, TRADEMARKS AND OTHER PROPRIETARY RIGHTS.

Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our services in the U.S. and in foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions and agreements, and patent, copyright and trademark laws, which afford us only limited protection. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect our proprietary rights to the same extent as the laws of the U.S. Therefore, the measures we take to protect our proprietary rights may not be adequate.

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

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS TO US.

We may be subject to claims for damages related to errors and malfunctions of our hardware components or their installation. A product liability claim could seriously harm our business because of the costs of defending against this type of lawsuit, diversion of employees' time and attention, and potential damage to our reputation. Some of our agreements contain provisions designed to limit exposure to potential product liability claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims.

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

Our services function only on Cellular Digital Packet Data-enabled networks or the Integrated Digital Enhanced Network. These protocols cover only portions of the U.S. and Canada and may not gain market acceptance. If wireless carriers decide to abandon these protocols in favor of other types of wireless technology, we may not be able to provide our current services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use our services outside the current coverage area.

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

OUR STOCK PRICE IS VOLATILE, WHICH MAY CAUSE YOU TO LOSE MONEY AND MAY RESULT IN COSTLY LITIGATION THAT COULD DIVERT OUR RESOURCES.

Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

     .    announcements of technological or competitive developments;
     .    acquisitions or strategic alliances by us or our competitors;
     .    the gain or loss of a significant customer or order;
     . changes in estimates of our financial performance or changes in recommendations by securities analysts;
     .    dispositions of shares of our common stock held by our large investors; and
     .    security breaches.

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND STATE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

We have adopted a certificate of incorporation and bylaws, which in addition to state law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

     . establishing a classified board in which only a portion of the total board members are elected at each annual meeting;
     .    authorizing the board to issue preferred stock;
     .    prohibiting cumulative voting in the election of directors;
     .    limiting the persons who may call special meetings of stockholders;
     .    prohibiting stockholder action by written consent; and

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

Our directors, officers and greater than 5% stockholders own approximately 67% of our outstanding common shares. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short-Term Investments

At June 30, 2001, we held $2.2 million in restricted short-term investments, consisting of certificates of deposits. These available-for-sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 10% from levels at June 30, 2001, the fair market value of the short-term investments would not decline. We generally expect to have the ability to hold fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

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

Item 2.  Changes in Securities and Use of Proceeds.

On September 28, 2000, our Registration Statement on Form S-1 (No. 333-41372) was declared effective by the SEC, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $9.00 per share, for an aggregate offering price of $63.0 million. The offering was closed on October 4, 2000. The managing underwriters of the offering were Credit Suisse First Boston Corporation, Chase H&Q and U.S. Bancorp Piper Jaffray.

We incurred the following expenses in connection with the offering:

         Underwriting discounts and commissions                 $4,400,000
         Other expenses                                          1,600,000
                                                                ----------
         Total Expenses                                         $6,000,000
                                                                ==========

All of such expenses were direct or indirect payments to others.

The net offering proceeds to us after deducting the total expenses above were approximately $57.0 million. From the closing of the offering through the three months ended June 30, 2001, we used such net offering proceeds, in direct or indirect payments to others, as follows:

         Investments in cash, cash equivalents and short term,
         interest bearing securities                               $45,000,000
         Other working capital                                      12,000,000
                                                                   -----------
         Total                                                     $57,000,000
                                                                   ===========

Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of our Registration Statement.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 24, 2001, we held our annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

1.   The election of the following nominees to serve as members of our Board of
     Directors:

     NOMINEES                   IN FAVOR                  WITHHELD
     --------                   --------                  --------

     Krish Panu                 39,727,809                12,824

     T. Peter Thomas            39,727,809                       12,824

2. The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2001:

     FOR (39,731,621)           AGAINST (5,302)                  ABSTAIN (3,710)

The names of each other director whose term of office as a director continued after the annual meeting of stockholders are the following:

Rodric Fan
Kris Chellam
Stuart Phillips
Andrew Sheehan

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits: None.

(b) The Company filed no reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                AT ROAD, INC.

                                By: /s/ Thomas C. Hoster
                                --------------------------------
                                Thomas C. Hoster
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

Date: August 14, 2001