Form 10-Q
period 2001-09-30
AT ROAD INC
filed 2001-11-13
CIK 1109537

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from _____ to _____

                        Commission file number 000-31511

          -------------------------------------------------------------

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

          -------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [_]

     As of November 5, 2001 there were 46,394,665 shares of the registrant's Common Stock outstanding.

                                      INDEX

PART I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements.

                     Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.

                     Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2001 and 2000.

                     Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000.

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

          Item 1.    Legal Proceedings.

          Item 2.    Changes in Securities and Use of Proceeds.

          Item 4.    Submission of Matters to a Vote of Security Holders.

          Item 6.    Exhibits and Reports on Form 8-K.

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  At Road, Inc.
                      Condensed Consolidated Balance Sheets
                            (In thousands, unaudited)

                                                                             September 30, 2001   December 31, 2000
                                                                             ------------------   -----------------
                                ASSETS

Current assets:
      Cash and cash equivalents                                                       $  45,625            $  69,280
      Short-term investments                                                                  -                5,198
      Restricted short-term investments                                                   2,199                2,135
      Accounts receivable, net                                                            5,240                4,252
      Inventories                                                                         9,495                6,976
      Deferred product costs and other current assets                                     9,384                7,410
                                                                                     ----------           ----------
      Total  current assets                                                              71,943               95,251
Property and equipment, net                                                               5,511                7,108
Deferred product costs, intangibles and other assets                                      9,531                9,083
                                                                                     ----------           ----------
     Total assets                                                                     $  86,985            $ 111,442
                                                                                     ==========            =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                 $   4,493            $   3,610
     Accrued liabilities                                                                  5,289                5,557
     Deferred revenue                                                                     5,888                3,912
                                                                                     ----------           ----------
     Total current liabilities                                                           15,670               13,079
Deferred revenue and other long-term liabilities                                          4,802                3,597
                                                                                     ----------           ----------
     Total liabilities                                                                   20,472               16,676
                                                                                     ----------           ----------
Common stock ($0.0001 par value, 250,000,000 authorized, shares issued                  168,898              171,208
and outstanding: 46,185,817 in 2001 and 46,071,979 in 2000)
Deferred stock compensation                                                              (3,114)              (8,123)
Notes receivable from stockholders                                                       (2,770)              (3,309)
Accumulated other comprehensive loss                                                          -                  (10)
Accumulated deficit                                                                     (96,501)             (65,000)
                                                                                     ----------           ----------
     Total stockholders' equity                                                          66,513               94,766
                                                                                     ----------           ----------
        Total liabilities and stockholders' equity                                    $  86,985            $ 111,442
                                                                                     ==========            =========

See accompanying notes to the condensed consolidated financial statements.

                                  At Road, Inc
                 Condensed Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (unaudited)


                                                         Three months ended              Nine months ended
                                                             September 30,                  September 30,
                                                          2001             2000           2001             2000
                                                      --------         --------       --------         --------
Revenues:
     Service                                          $  5,550         $  2,353       $ 13,818         $  4,877
     Product                                             1,980              698          5,020            1,535
                                                      --------         --------       --------         --------
        Total revenues                                   7,530            3,051         18,838            6,412
Costs and expenses:
     Cost of service revenue                             3,375            1,758          9,503            3,887
     Cost of product revenue                             3,933            1,885          9,461            5,267
     Sales and marketing                                 4,201            4,435         14,100           11,286
     Research and development                            1,575            2,466         .6,015            6,631
     General and administrative                          2,692            3,153          9,700            6,876
     Restructuring charges                                 (30)              --            218               --
     Amortization of intangibles                           414              414          1,242              825
     Stock compensation (*)                                880            2,859          2,463            9,814
                                                      --------         --------       --------         --------
        Total costs and expenses                        17,040           16,970         52,702           44,586
                                                      --------         --------       --------         --------
Loss from operations                                    (9,510)         (13,919)       (33,864)         (38,174)
Interest income, net                                       517              666          2,363            1,840
                                                      --------         --------       --------         --------
Net Loss                                              $ (8,993)        $(13,253)      $(31,501)        $(36,334)
                                                      ========         ========       ========         ========
     Basic and diluted
     net loss per share                               $  (0.20)        $  (2.13)      $  (0.72)        $  (8.07)
                                                      ========         ========       ========         ========
     Shares used in calculating basic
     and diluted net loss per share                     44,213            6,221         43,634            4,502
                                                      ========         ========       ========         ========
     Pro forma basic and diluted
     net loss per share                                                $  (0.38)                       $  (1.14)
                                                                       ========                        ========
     Shares used in calculating pro
     forma basic and diluted  net loss per share                         35,073                          31,910
                                                                       ========                        ========


Stock compensation (*)
     Cost of service revenue                          $     20         $     57       $     67         $    153
     Cost of product revenue                                46              109            159              358
     Research and development                              137              856            122            2,440
     General and administrative                            614            1,389          2,106            5,475
                                                      --------         --------       --------         --------
        Total                                         $    880         $  2,859       $  2,463         $  9,814
                                                      ========         ========       ========         ========

See accompanying notes to the condensed consolidated financial statements.

                                  At Road, Inc.
                  Condensed Consolidated Statements of Cashflow
                            (In thousands, unaudited)


                                                                                   Nine months ended September 30,
Cash flows from operating activities:                                                 2001                 2000
                                                                                   ---------            ---------
  Net loss                                                                         $(31,501)            $(36,334)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     3,452                2,042
    Amortization - stock compensation                                                 2,463                9,814
    Common stock issued for consulting services                                           4                   --
    Provision for bad debts and sales returns                                         1,108                1,020
    Change in assets and liabilities:
      Accounts receivable                                                            (2,096)              (4,407)
      Inventories                                                                    (2,519)              (5,436)
      Prepaid expenses and other                                                     (3,437)              (6,616)
      Accounts payable                                                                  883                3,496
      Accrued and other liabilities                                                    (292)               1,963
      Deferred revenue                                                                3,216                4,583
                                                                                   --------             --------
  Net cash used in operating activities                                             (28,719)             (29,875)
                                                                                   --------             --------
Cash flows from investing activities:
  Purchase of property and equipment                                                   (613)              (6,788)
  Proceeds from sale of property and equipment                                           --                  100
  Purchase of short-term investments                                                     --                  (61)
  Proceeds from maturities of short-term investments                                  5,134               11,299
  Purchase of short-term restricted investments                                          --                  (89)
  Cash paid in purchase of Differential Corrections, Inc. and Hynet
    Technologies assets, net of cash acquired                                            --               (3,363)
  Other assets                                                                         (227)              (1,367)
                                                                                   --------             --------
Net cash provided by (used in) investing activities                                   4,294                 (269)
                                                                                   --------             --------
Cash flows from financing activities:

  Proceeds from sales of preferred stock                                                 --               32,049
  Proceeds from sales of common stock                                                   475                  794
  Issuance of note receivable related to previous issuance of common stock               --                  (80)
  Proceeds from repayments of shareholder notes                                         295                   --
  Initial public offering costs                                                          --               (1,627)
                                                                                   --------             --------
  Net cash provide by financing activities                                              770               31,136
                                                                                   --------             --------
Net increase (decrease) in cash and cash equivalents                                (23,655)                 992
Cash and cash  equivalents:
  Beginning of period                                                                69,280               22,714
                                                                                   --------             --------
  End of period                                                                    $ 45,625             $ 23,706
                                                                                   ========             ========
Supplemental disclosure of cash flow information:
Non-cash financing activities:
  Issuance of common stock for notes receivable                                    $     34             $  1,470
                                                                                   ========             ========
Purchase of Differential Corrections, Inc. and Hynet Technologies assets:
  Value of stock issued                                                                  --                1,592
  Cash paid                                                                              --                4,014
  Liabilities assumed                                                                    --                  215

  Assets acquired (including intangibles of $4,969)                                $     --             $  5,821
  Repurchase of common stock through cancellation of
   notes receivable                                                                $    278             $     --
                                                                                   ========             ========

See accompanying notes to the condensed consolidated financial statements.

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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

                                                     Three months ended     Nine months ended
                                                        September 30,         September 30,
                                                       2001       2000       2001       2000
                                                       ----       ----       ----       ----
Weighted average common shares outstanding            46,170     10,112     46,166      8,752
Weighted average common shares outstanding subject
to repurchase                                         (1,957)    (3,891)    (2,532)    (4,250)
                                                     -------    -------    -------    -------
Shares used in computation, basic and diluted         44,213      6,221     43,634      4,502
                                                     =======    =======    =======    =======
Weighted average preferred stock outstanding                     28,852                27,408
                                                                -------               -------
Shares used in computing pro forma per share amounts
on a converted basis                                             35,073                31,910
                                                                =======               =======



The total number of options, restricted stock subject to repurchase, and preferred stock excluded from the diluted net loss per share computation for the three and nine months ended September 30, 2001 and 2000 were as follows (in thousands):

                                                    Three and nine months ended
                                                           September 30,
                                                         2001       2000
                                                         ----       ----

Convertible preferred stock                                 --     28,890
Shares of common stock subject to repurchase             1,813      3,526
Outstanding options and stock purchase rights            6,052      5,015

Note 3 - Balance Sheet Items

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------
      Raw materials                            $5,837              $4,681
      Work in process                             988                 774
      Finished goods                            2,670               1,521
                                               ------              ------
      Total                                    $9,495              $6,976
                                               ======              ======

Deferred product costs and other current assets consists of the following (in thousands):

                                         September 30, 2001   December 31, 2000
                                         ------------------   -----------------
      Current deferred product costs           $9,038              $6,598
      Prepaid expenses and other                  346                 812
                                               ------              ------
      Total                                    $9,384              $7,410
                                               ======              ======

Deferred product costs, intangibles, and other assets consists of the following (in thousands):

                                                         September 30, 2001     December 31, 2000
                                                         ------------------     -----------------
       Purchased technology, net                              $  2,485              $ 3,727
       Non-current deferred product costs                        5,168                3,706
       Other                                                     1,878                1,650
                                                              --------              -------
       Total                                                  $  9,531              $ 9,083
                                                              ========              =======

Deferred revenue and other long-term liabilities consists of the following (in thousands):

                                                         September 30, 2001     December 31, 2000
                                                         ---------------------  -----------------
       Deferred revenue                                       $  4,456              $ 3,217
       Other long-term liabilities                                 346                  380
                                                              --------              -------
       Total                                                  $  4,802              $ 3,597
                                                              ========              =======

Note 4 - Restructuring of Operations

During June 2001, the Company adopted a formal plan to reduce operating costs in response to a general downturn in the economy. In connection with these actions, a pre-tax restructuring charge of approximately $248,000 was recorded in June 2001. The principal actions of the plan involved reducing the number of employees by approximately 11 percent. All areas of the Company were affected by the reduction of 29 employees. The restructuring expense was comprised of severance and related costs. The total restructuring expense paid by September 30, 2001 was $218,000. The remaining $30,000 of costs will not be incurred and has been reversed during the three months ending September 30, 2001.

Note 5 - Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At September 30, 2001 and 2000, accumulated other comprehensive income, comprised of unrealized income on short-term investments, were zero and $7,000 respectively.

Note 6 - Segment Reporting

In the three and nine months ended September 30, 2001 and 2000, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in the three and nine months ended September 30, 2001 and 2000 and had no significant long-lived assets deployed outside the United States as of September 30, 2001.


Note 7 - Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 became effective for the Company on January 1, 2001. This statement did not have an impact on the Company's financial position, results of operations or cash flows during the three and nine months ended September 30, 2001.

Note 8 - New Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have an impact on the financial position, results of operations or cash flows of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our historical and future losses, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our reliance on a limited number of customers and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in our annual report on Form 10-K (No. 000-31511), dated March 30, 2001 and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2000 and in our other filings with the SEC.

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

From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and directed our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources.

In the second half of 1998, we introduced FleetASAP(sm), a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet, to enable companies to efficiently manage their mobile resources. Our service includes a proprietary hardware and software platform that integrates wireless Internet connectivity with a Global Positioning System receiver. The platform is installed in each vehicle and receives signals transmitted from Global Positioning System satellites to determine the location and velocity of the vehicle. These data are transmitted over wireless networks and the Internet to our Wireless Applications Processing Center. Our customers can then retrieve the subscriber information from our web site using an Internet browser. Because the customer data and solution software reside at our Wireless Applications Processing Center, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as proprietary hardware, software and data networking equipment, to use our service.

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

Our product revenue consists primarily of sales of the Internet Location Manager and the Internet Data Terminal. The selling prices of our hardware are often below our costs. Additionally, we defer hardware costs (not in excess of related deferred product revenue); as a result, we expense a portion of the hardware costs at the time of shipment and the remaining deferred hardware costs are amortized ratably over the minimum service contract period.

We recognize service revenue over the period during which services are performed, generally commencing with product installation. Product revenue is deferred and recognized ratably over the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

To date, we have not sold our service outside the U.S. and Canada; however, we intend to expand our service offerings to additional countries in 2002. We do not expect that revenues from international sales will be material in 2002.

We will incur substantial stock compensation expense in future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized on an accelerated basis over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period based on the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period related to options granted to consultants can fluctuate depending on our stock price and volatility. As of September 30, 2001, deferred stock compensation was $3.1 million, which will be amortized in future periods.

Since inception, we have invested substantially in research and development, business development, marketing, advertising, the building of sales channels, and our overall infrastructure. We anticipate that such investments will continue to grow in the near future. We have incurred losses in each year since inception and expect to incur net losses at least for the foreseeable future. As of September 30, 2001, we had an accumulated deficit of $96.5 million. Net losses have been incurred in each quarter in 2001 and 2000. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2001 and 2000

Service Revenue

Service revenue, which is comprised of monthly fees, increased from $2.4 million to $5.6 million for the three months ended September 30, 2000 and 2001, respectively. Service revenue increased from $4.9 million to $13.8 million for the nine months ended September 30, 2000 and 2001, respectively. This growth is consistent with the increases in our installed base of subscribers.

Product Revenue

Product revenue rose from $698,000 for the three months ended September 30, 2000 to $2.0 million for the same period in 2001. Product revenue rose from $1.5 million for the nine months ended September 30, 2000 to $5.0 million for the same period in 2001. This growth is consistent with the increases in our installed base of subscribers.

Cost of Service Revenue

Cost of service revenue consists of employee salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Wireless Applications Processing Center. Cost of service revenue increased from $1.8 million to $3.4 million for the three months ended September 30, 2000 and 2001, respectively. Cost of service revenue increased from $3.9 million to $9.5 million for the nine months ended September 30, 2000 and 2001, respectively. The growth in cost of service revenue resulted from increases in direct service delivery expenses, service infrastructure and personnel costs.

Cost of Product Revenue

Cost of product revenue consists of the cost of our hardware, including the Internet Location Manager, Internet Data Terminal and related parts, as well as costs associated with the final assembly, test, delivery, and installation of our products. Also included in cost of product revenue are routine inventory provisions, spare parts, material variances and repair costs. The selling prices of our hardware are often below cost. Additionally, we defer hardware costs (not in excess of related deferred product revenue) and, as a result, we expense a portion of the hardware costs at the time of shipment and the remaining deferred hardware costs are amortized ratably over the minimum service contract period. This practice may continue for the foreseeable future as we continue to expand our installed base and as we view product installation as enabling our core service business. We expect the impact of this practice on future liquidity will be minimal as our service revenue stream expands.

Cost of product revenue rose from $1.9 million for the three months ended September 30, 2000 to $3.9 million for the same period in 2001. Cost of product revenue rose from $5.3 million for the nine months ended September 30, 2000 to $9.5 million for the same period in 2001. The increase in cost of product revenue was attributable primarily to the expansion of our services and the resulting increase in the number of subscribers using our services.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses decreased from $4.4 million for the three months ended September 30, 2000 to $4.2 million for the same period in 2001. Sales and marketing headcount decreased from 97 at September 30, 2000 to 91 at September 30, 2001. Sales and marketing expenses grew from $11.3 million for the nine months ended September 30, 2000 to $14.1 million for the same period in 2001. Increases in sales commissions and marketing campaigns comprised the majority of the increase. As our sales channels expand, we expect that sales and marketing expenses may grow.

Research and Development Expenses

Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased from $2.5 million for the three months ended September 30, 2000 to $1.6 million for the same period in 2001. Research and development expenses decreased from $6.6 million for the nine months ended September 30, 2000 to $6.0 million for the same period in 2001. Research and development headcount decreased from 90 at September 30, 2000 to 69 at September 30, 2001. Decreases in compensation and consultant expenses accounted for the majority of the decrease in expenses.

General and Administrative Expenses

General and administrative expenses consist of employee salaries, related executive, administrative, and accounting expenses, professional fees, recruiting expenses and provisions for doubtful accounts. General and administrative expenses decreased from $3.2 million for the three months ended September 30, 2000 to $2.7 million for the same period in 2001. The decrease was due to a reduction in consulting and employee related expenses. General and administrative headcount decreased from 52 to 50 at September 30, 2000 and 2001, respectively. General and administrative expenses grew from $6.9 million for the nine months ended September 30, 2000 to $9.7 million for the same period in 2001. Salaries and other compensation, professional fees and provisions for doubtful accounts accounted for the majority of the increase. We expect that general and administrative expenses may continue to increase as we incur such expenses in anticipation of the growth of the business and our operation as a public company.

Restructuring Charges

During the second quarter 2001 and in response to a general downturn in the economy, the Company undertook a formal plan to lower its cost structure and reorganized itself to more effectively develop, market and sell mobile resource management products and services. This effort resulted in the total number of employees being reduced by approximately 11 percent. Restructuring expenses, which comprised severance and related costs, were $218,000 for the nine months ended September 30, 2001, net of reversals.

Intangible Amortization

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

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations or cash flows.

Stock Compensation Expense

Deferred stock compensation expense related to stock option grants to employees and consultants was $2.5 million at September 30, 2001. Stock compensation expense is amortized on an accelerated basis over the vesting period of individual awards. Amortization of deferred stock compensation expense decreased from $2.9 million for the three months ended September 30, 2000 to $880,000 for the same period ended September 30, 2001. Amortization of deferred stock compensation expense decreased from $9.8 million for the nine months ended September 30, 2000 to $2.5 million for the same period in 2001. These decreases were the result of lower amortization in later periods under the accelerated amortization method and reversals of stock compensation expense previously recognized on the unvested portion of stock options held by employees terminated in 2001.

Interest Income, net

Net interest income is comprised of interest earned on cash, cash equivalents, and short-term investments. Net interest income decreased from $666,000 for the three months ended September 30, 2000 to $517,000 for same period in 2001. Net interest income increased from $1.8 million for the nine months ended September 30, 2000 to $2.4 million for the same period in 2001. This increase resulted from yields on investments in debt securities of the capital raised in our initial public offering.

Income Taxes

Since inception, we have incurred net losses for federal and state tax purposes. Except for minimum state income and franchise taxes, we have not recognized any tax provision or benefit.

Net Loss

Net loss decreased from $13.3 million for the three months ended September 30, 2000 to $9.0 million for the same period in 2001. Net loss decreased from $36.3 million for the nine months ended September 30, 2000 to $31.5 million for the same period in 2001. Our operating costs decreased from $13.3 million to $9.7 million for the three month period ended September 30, 2000 and 2001, respectively, and from $35.4 million to $33.7 million for the nine month period ended September 30, 2000 and 2001, respectively. The impact of this reduction in expenses was accompanied by an increase in revenues from $3.0 million to $7.5 million for the three month period ended September 30, 2000 and 2001, and an increase in revenues from $6.4 million to $18.8 million for the nine month period ended September 30, 2000 and 2001, respectively.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, we held $45.6 million in cash and cash equivalents and $2.2 million in restricted short-term investments.

We currently have a $2.0 million revolving line of credit facility. The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.2 million. At September 30, 2001, we had two standby letters of credit outstanding for a total of $895,000. The line of credit expires on December 1, 2001.

Net cash used in operating activities was $28.7 million and $29.9 million for the nine months ending September 30, 2001 and 2000, respectively. Cash used in operating activities was attributed primarily to net losses and increases in accounts receivable, inventory and deferred product costs, offset in part by amortizations of deferred stock compensation, depreciation, increases in accounts payable and deferred revenues.

Net cash provided by (used in) investing activities was $4.3 million and $(269,000) for the nine months ending September 30, 2001 and 2000, respectively. Cash provided by (used in) financing activities in each period was attributed to proceeds from the sale of short-term investments reduced by the purchase of fixed and other assets.

Net cash provided by financing activities was $770,000 and $31.1 million for the nine months ending September 30, 2001 and 2000, respectively. Cash provided by financing activities in each period was primarily attributed to proceeds from the issuance of our stock.

As of September 30, 2001 approximately $3.0 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of September 30, 2001 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. Generally, we record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As we grow our business, deferred product costs will generally exceed deferred revenue due to our practice of recording deferred product costs at time of shipment versus deferred revenue at time of installation.

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

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY INCREASE IN THE
FUTURE.

We have never been profitable. As of September 30, 2001, we had an accumulated deficit of $96.5 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, and sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may grow in the future. In order to facilitate the sale of our services, we often sell our hardware below cost. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware. See

"Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

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

IF WE CANNOT DELIVER THE FEATURES AND FUNCTIONALITY OUR CUSTOMERS DEMAND, WE WILL BE UNABLE TO RETAIN OR ATTRACT NEW CUSTOMERS.

Our success depends upon our ability to determine the features and functionality our customers demand and to design and implement services that meet their needs in an efficient manner. We cannot assure you that we can successfully determine customer requirements or that our future services will adequately satisfy customer demands. To date, the design of our services has been based on our internal efforts and feedback from our existing and potential customers. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. If we cannot effectively deploy, maintain and enhance our services, our expenses may increase, we may not be able to recover our costs and our competitive position may be harmed.

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

Additionally, Conexant Systems has notified us that it will discontinue manufacturing our radio frequency chips. We believe that at the termination of our relationship with Conexant Systems, we will have sufficient quantities of radio frequency chips to meet our needs through 2002. We are in the process of qualifying alternative sources for this component, however we cannot be sure that alternative sources will be available when needed, or if available, that the component will be available on commercially reasonable terms.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

   . delays in market acceptance or implementation by customers of our services;
   . changes in demand by our customers for existing and additional services; . changes in or cancellations of our agreements with wireless carriers;
   .  introduction of new services by us or our competitors;
   . changes in our pricing policies or those of our competitors or suppliers; . changes in our mix of sources of revenues;
   . changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;
   . wireless data and Internet market conditions; and . general economic and political conditions.

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

SYSTEM FAILURES COULD REDUCE OUR SALES, INCREASE COSTS OR RESULT IN LIABILITY CLAIMS AND SERIOUSLY HARM OUR BUSINESS.

Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. We currently do not have fully redundant systems for our services at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Fremont, California, which are on or near earthquake fault zones and Philadelphia, Pennsylvania.

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

Our services function only on Cellular Digital Packet Data-enabled networks or the Integrated Digital Enhanced Network. These protocols cover only portions of the U.S. and Canada and may not gain widespread market acceptance. If wireless carriers decide to abandon these protocols in favor of other types of wireless technology, we may not be able to provide our current services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use our services outside the current coverage area.

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

OUR STOCK PRICE IS VOLATILE, WHICH MAY CAUSE YOU TO LOSE MONEY AND MAY RESULT IN COSTLY LITIGATION THAT COULD DIVERT OUR RESOURCES.

Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

  .  announcements of technological or competitive developments;
  .  acquisitions or strategic alliances by us or our competitors;
  .  the gain or loss of a significant customer or order;
  . changes in estimates of our financial performance or changes in recommendations by securities analysts;
  .  security breaches; and

  .  disposition of shares of our common stock held by large investors.

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

Our directors, officers and greater than 5 percent stockholders own approximately 66 percent of our outstanding common shares. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Short-Term Investments

At September 30, 2001, we held $2.2 million in restricted short-term investments, consisting of certificates of deposits. If market interest rates were to increase immediately and uniformly by 10 percent from levels at September 30, 2001, the fair market value of the restricted short-term investments would not decline. We generally expect to have the ability to hold fixed income investments until maturity and therefore would not expect operating results or cash flows to be affected to any significant degree by a sudden change in market interest rates on short-term investments.

Foreign Currency Exchange Rate

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers. Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, in Canada, provides the modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; Conexant Systems, in Canada, manufactures our radio frequency chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currencies in the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 8 percent.

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

Item 2.  Changes in Securities and Use of Proceeds.

On September 28, 2000, our Registration Statement on Form S-1 (No. 333-41372) was declared effective by the Securities and Exchange Commission, pursuant to which 7,000,000 shares of our common stock were offered and sold for our account at a price of $9.00 per share, for an aggregate offering price of $63.0 million. The offering was closed on October 4, 2000. The managing underwriters of the offering were Credit Suisse First Boston Corporation, JP Morgan Chase and Company (formerly Chase H&Q) and U.S. Bancorp Piper Jaffray.

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

The net offering proceeds to us after deducting the total expenses above were approximately $57.0 million. From the closing of the offering through the three months ended September 30, 2001, we used such net offering proceeds, in direct or indirect payments to others, as follows:

     Investment in cash, cash equivalents and short-term,
     interest bearing securities                                   $43,000,000
     Other working capital                                         $14,000,000
                                                                   -----------
     Total                                                         $57,000,000
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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: None.

(b) The Company filed no reports on Form 8-K during the three months ended September 30, 2001.

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

Date: November 13, 2001