Form 10-K
period 2001-12-31
AT ROAD INC
filed 2002-03-28
CIK 1109537

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 510-668-1638

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $150,837,738 as of March 20, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 46,711,375 shares of the registrant's Common Stock issued and outstanding as of March 20, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the registrant's 2002 annual meeting of stockholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Except for the historical information contained in this Report, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, our historical and future losses, our limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our reliance on a limited number of customers, our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others and general economic and political conditions. Further information regarding these and other risks is included in this Report and in our other filings with the Securities and Exchange Commission ("SEC").

THE @ROAD SOLUTION

     We integrate Global Positioning System technology, wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. Our service is an easy-to-use, cost-effective, Internet-based service for mobile resource management that provides location, reporting, dispatch, messaging, and other management services. Our service allows customers to use our website to monitor the activities of their employees, vehicles, and goods and services, and provides for two-way messaging between our customers and their mobile workers. Our service also allows customers to conduct business operations such as event confirmation, signature verification and forms processing while in the field. We believe our service provides significant value to our customers by reducing the costs and increasing the efficiency of their operations.

     Our service includes a proprietary hardware device embedded with software, our platform, that integrates wireless Internet connectivity with a Global Positioning System receiver. Our basic hardware product is called the Internet Location Manager. Two-way text messaging and business operations are enabled with either the addition of Internet Data Terminal hardware or the addition of a ruggedized personal digital assistant. Customers can use our service to manage any number or type of mobile resources, including delivery people, such as those in wholesale or retail; construction workers, such as electricians, plumbers, and carpenters; service providers, such as maintenance workers and exterminators; and drivers, such as limousine drivers and school bus drivers.

     The service is enabled with the installation of our Internet Location Manager in any type of vehicle, including cars, rental cars, buses, school buses, vans, trucks, limousines or heavy equipment. The Internet Location Manager receives signals transmitted from Global Positioning System satellites to determine the location, velocity and orientation of the vehicle in which it is installed. These data are transmitted to the @Road Wireless Applications Processing Center, our network of secure servers, using wireless networks and the Internet. Our customers can then retrieve the information using an Internet browser or wired or mobile telephone. Customers can send and receive messages to and from a vehicle and enable business operations in the field by purchasing and installing in each vehicle an Internet Data Terminal or by connecting a ruggedized personal digital assistant to the Internet Location Manager. Because the customer data and solution software reside at our Wireless Applications Processing Center, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as proprietary hardware, software and data networking equipment, to use our service.

     We have entered into strategic relationships with ALLTEL, AT&T Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, Southern LINC, TELUS Mobility and Verizon Wireless to provide wireless data connectivity between @Road-enabled mobile resources and the Internet over these companies' Cellular Digital Packet Data networks and Integrated Digital Enhanced Networks. We have also entered into a strategic relationship with Hitachi Software Engineering to provide our service in Japan over additional wireless networks.

     Customers who subscribe to our service find a variety of compelling benefits. Many of these benefits translate into competitive advantages for our customers. Benefits of our service include the following:

     - Productivity enhancement. Customers can use our service to monitor, message and manage their mobile resources more effectively and efficiently. Customers can achieve enhanced productivity from their mobile resources by closely monitoring their locations, routing more efficiently, reducing downtime, and increasing the number of jobs or revenue per mobile resource. Our service enables customers to initiate and complete business operations in the field, including workflow and job status forms, credit card verification, and signature capture confirmation.

     - Differentiated service. Our customers can be more responsive to their customers by more effectively managing their mobile resources. Because our customers are able to monitor the location of each mobile resource, they are able to provide their customers with more detailed information on the status and location of products and services. At the same time, our customers can allocate their limited resources more efficiently to reduce wait times experienced by their customers. They can also provide better customer service because we provide our customers with records relating to the status and activity of their mobile resources as well as audit trails of messages between our customer and its mobile resources.

     - Ease of implementation. The installation of the Internet Location Manager, the optional Internet Data Terminal and the optional ruggedized personal digital assistant, into a vehicle takes less than an hour. Once installed, our customers can manage all their vehicles through an Internet browser. Because we manage the software services and customer data at our Wireless Applications Processing Center, the customer does not incur incremental information technology costs associated with the use of our services. As our customers grow, our services are scaleable by installing our platform in additional vehicles. Additionally, we implement software upgrades centrally on our server and remotely over a wireless connection to the vehicle. Therefore, customers benefit from these enhancements to our service without removing the vehicle from operation.

  STRATEGY

     Our objective is to be the leading provider of mobile resource management services and solutions to businesses and organizations with field operations. Our service enables us to deliver information and services that take advantage of the location and movement of the vehicles, and the time when the mobile workers are at particular locations. Key elements of our strategy include:

     - Establish @Road as the market leader in mobile resource management services. We believe our competitive advantages will establish us as the market leader in providing mobile resource management services to businesses and organizations. Establishing this leadership position is a key element in successfully penetrating new markets, creating new sources of revenues and growing our overall business. We are one of the first companies to enter the mobile resource management services market with a comprehensive turnkey solution at a low cost. We intend to aggressively grow our customer base and market additional services to our existing customer base. We expect to expand our existing distribution channels to continue to focus on small to mid-size customers and use our direct sales force to target customers with thousands of mobile workers. Moreover, as wireless network coverage increases and new wireless networks are deployed, we expect to increase our selling efforts into the worldwide market.

     - Increase the value of our solution by expanding the range of services we provide. We will continue to add new features and functionality to our service to enhance its value. We expect to continue to offer services that synthesize the information currently retrieved by our service. For example, we have released a value-added service whereby customers can retrieve mobile worker information from any wired or mobile telephone, thereby enabling managers to use our service while they are in the field. In addition, we are continuing to develop an open platform architecture, with application program interfaces and enhanced web site features to allow our partners to integrate their applications with our services.

     - Leverage partnerships to accelerate market acceptance. We believe that leveraging the market presence, brand recognition, and distribution resources of established vendors and wireless carriers will help us to establish broad business and consumer awareness and acceptance of our services. We intend to continue to partner with wireless carriers; suppliers of business services; wireless telephone and personal digital assistant manufacturers; providers of vehicle maintenance and support services; and other suppliers of goods and services. We believe that the successful design and implementation of our partnership strategy will facilitate the extension of our services to new markets such as the white-collar mobile worker and mobile device markets.

     - Penetrate new markets and applications. We intend to use our core competencies and relationships with key partners and customers to develop services for additional markets. We believe our technology is well suited to many applications that can leverage location-relevant, time-sensitive information and two-way messaging using wireless communications and the Internet. To address expanding market opportunities, we have designed our services to be carrier- and connectivity-independent. These features allow us to rapidly deploy our services in additional geographic markets as coverage of digital wireless packet-based data networks increases.

     - Maintain technology leadership. We have developed and patented technology that integrates Global Positioning System technology, wireless communications and the Internet. We also have substantial experience in the design and deployment of products and services incorporating these technologies. We believe that our existing intellectual property, technological experience and expected continued investment in research and development will provide us with significant competitive advantages, enabling us to maintain our technological leadership position.

  SERVICES

     Our service integrates the Global Positioning System, wireless communications and the Internet to provide location, reporting, dispatch, messaging, and other management services to our customers for managing their mobile resources. Our service provides two-way messaging between managers and field workers. Our service also enables customers to conduct business operations in the field. We believe that our service provides significant value to our customers by reducing the costs and increasing the efficiency of their operations. We have initially targeted companies with commercial vehicles.

     The following features and benefits of our service give it a competitive advantage over existing solutions:

     - Cost-effective. Our service is cost-effective for our customers because we pass on to them the efficiencies we gain by using the Internet and wireless networks developed by other companies and Global Positioning System technology developed by the U.S. government. Our customers are not required to make a substantial capital investment because the customer data and our software reside at our Wireless Applications Processing Center, and the service is accessible through the Internet.

     - Ease of implementation and use. The Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant are shipped to the customer fully configured and ready to install, which typically takes an authorized technician less than one hour. Once these devices are installed, our customers can use our service by logging on to our web site. The user interface is intuitive to use, requires minimal training and can be personalized to meet the requirements of our customers. Our service is designed to be available to our customers through the Internet 24 hours a day, seven days a week, with the exception of scheduled maintenance. Additionally, our platform software is designed to be updated wirelessly, minimizing vehicle downtime.

     - Robust reporting capabilities. Our service offers customers comprehensive, detailed reporting of activity, either individually or for all or a selected group of a customer's mobile resources. Reports can be personalized by customers and downloaded for additional sorting and analysis. A customer's preferences are stored in our Wireless Applications Processing Center and can be altered by it at any time to meet its changing needs. Reports can also be used to help our customers to manage the maintenance requirements of their vehicles. The location of each mobile resource enabled by our service can be displayed on a map, making monitoring simple. Map views can be personalized by customers to graphically display different information about their mobile resources, including locating positions on maps by address or customer-defined landmarks. Moreover, customer data is stored at our Wireless Applications Processing Center, allowing managers of mobile resources to monitor activities over time.

     - Return on investment. Our service results in a wide variety of cost savings and revenue enhancements to our customers that can give our customers a rapid return on their investments in our service. Our customers can use our service to determine the location of their mobile resources at particular times and send the most appropriate resource to the next job. In addition, customers can increase their productivity by actively using reports, maps and messaging with their mobile resources. Effective managing, routing and dispatching of mobile resources saves fuel and time, decreases our customers' costs and increases their customers' satisfaction. By estimating mileage data and providing maintenance scheduling services, we assist our customers in optimizing maintenance activities, timing their vehicle downtime cost-effectively and offering opportunities to purchase vehicle maintenance goods and services in bulk. When we provide our customers with messaging capabilities using Internet Data Terminals, which bundles two-way communications for a flat rate, our customers can reduce their communications costs, including cellular telephone fees, which are often usage-based. Customers can also use our ruggedized personal digital data assistant to conduct business operations in the field, allowing them to create a paperless trail of transactions and accelerate their billing process.

     - Scaleability. Our platform and software architecture are designed to serve a growing number of users with increasing data transmission volumes without compromising performance, delivery times or data accuracy of our services. Because the three technology components of our solution are designed to accommodate a practically unlimited number of users, as in the case of the Global Positioning System, or can be expanded to accommodate additional users, as in the case of wireless networks or the Internet, we believe that we can support a significantly expanding customer base.

     - Location by Global Positioning System. Our service uses the Global Positioning System to determine location. This technology enables reliable, accurate and cost-effective location and monitoring of our customers' mobile resources. We believe Global Positioning System technology is more reliable than other positioning technologies because of its proven accuracy, the large number of deployed satellites and its ability to determine location regardless of velocity and altitude. The Global Positioning System uses pre-existing infrastructure developed by the U.S. government, which reduces the cost of our service.

     - Wireless data connectivity. Our service currently uses the Cellular Digital Packet Data protocol or the Integrated Digital Enhanced Network protocol to transmit data to and from mobile resources. We have agreements with five major wireless carriers to provide Cellular Digital Packet Data service to our customers and agreements with three major wireless carriers to provide Integrated Digital Enhanced Network service to our customers. Our total wireless coverage includes more than 200 metropolitan areas in the U.S. and Canada. Our service is designed to be tolerant of network difficulties, with the ability to confirm receipt of data and retransmit data if errors are detected. Additionally, if a customer's vehicle is out of wireless coverage, the Internet Location Manager records up to two days of information, which is then transmitted to our Wireless Applications Processing Center when the vehicle returns to wireless coverage.

     - Messaging capabilities. Our customers may enhance our service by purchasing an optional two-way messaging service, the Internet Data Terminal, that uses the Internet and wireless networks to enable our customers to communicate regularly with their vehicles. Our customers can pre-program each Internet Data Terminal with a specific set of reply messages that can be sent with the press of a button, minimizing driver distraction. An audit trail of messages, including the driver's acknowledgment that a message was received, is stored at our Wireless Applications Processing Center for fourteen days.

     - MobileForms. Our customers may enhance our service by purchasing our MobileForms service for use with a ruggedized personal digital assistant manufactured by Symbol Technologies. This service enables mobile workers to conduct transactions while in the field, including completing and sending business process forms, signature verification and credit card confirmation. This service allows our customers to conduct aspects of their business more quickly and efficiently and with fewer data entry or paperwork errors.

     - Voice-enabled data messaging. Our customers may enhance our service by purchasing an optional voice-based management tool. Using speech-to-text and text-to-speech technologies integrated into our Wireless Applications Processing Center, managers can orally locate and conduct two-way text messaging using any wired or mobile telephone. This service is valuable to managers that are not always connected to the Internet, such as when managers are themselves in the field or responding to incidents outside of office hours.

     - StatASAP. Our customers may enhance our service by purchasing connecting sensors for additional reporting functions. StatASAP allows the Internet Location Manager to report the status of an event on the vehicle. For example, a sensor attached to a school bus door reports to the Internet Location Manager whether the door was opened or closed, at what location and for how long.

     - Sturdy construction. The Internet Location Manager, the Internet Data Terminal and ruggedized personal digital assistant are designed and tested to withstand the harsh environment of commercial vehicles, including off-road vehicles, for example with respect to vibration, shock and extreme temperatures.

  CUSTOMERS

     We market and sell our service to a broad range of customers that vary in size, geographic location and industry. The number of mobile resources enabled with our service has grown from 135 as of December 31, 1998 to approximately 66,000 as of December 31, 2001. The number of subscribers associated with a single customer ranges from two to over 2,000. Currently we have customers in the following industries:

     - Telecommunications
     - Security services
     - Trucking
     - Construction and home improvement
     - Waste management
     - Delivery services
     - Vehicle repair
     - Industrial machinery
     - Furniture delivery
- Courier services
- Taxi cabs and limousines
- Public works
- Commercial buses
- Plumbing
- Landscaping
- Food and beverage distribution
- Equipment rental
- School buses

  RESEARCH AND DEVELOPMENT

     We concentrate our research and development activities on services and platform engineering. To enhance our existing services and to introduce new services to our existing and potential customers, we focus on the following key areas:

     - Services. We intend to continue to develop our service by offering new features while enhancing existing features. For example, in October 2001 we launched a service enabling customers to use a wired or mobile telephone to monitor and conduct two-way messaging with speech-to-text and text-to-speech technology. In November 2001, we launched a mobile forms service enabling customers to complete and send business forms and signature capture confirmation from the field. We intend to continue to dedicate substantial resources to expand our service development activities.

     - Platform. We intend to continue to develop and release platform upgrades to add new service features as well as to enhance existing features. For example, in November 2001 we introduced a ruggedized personal digital assistant manufactured by Symbol Technologies for use with our Internet Location Manager. We also intend to continue to work with component suppliers, contract manufacturers and wireless network carriers to integrate our platform into other devices and develop our platform as a leading technology in the mobile resource management market.

     As of December 31, 2001, we had 72 employees and consultants in research and development.

  TECHNOLOGY

     Our technology efforts focus on enhancing reliability, availability and features in our service solution while maintaining scalability. Our proprietary technologies are designed to work with technologies from other companies, including our partners, competitors, and other third parties. Although our current service utilizes our patented Global Positioning System chipset, our service has been designed to work with other location technologies. Similarly, although we offer an embedded wireless modem in our platform and a platform tethered to a Nextel Communications cellular telephone, our service is designed to work with a wide range of wireless communications devices. Additionally, while our service is currently based on delivering information through the Internet from our Wireless Applications Processing Center, the service is designed to provide any content available from the Internet. We expect to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective. Our technology efforts focus on the following areas:

     - Location Technology. The Global Positioning System is a worldwide radio-navigation system formed from a constellation of satellites and ground systems that are used as reference points to calculate positions. We have designed a patented Global Positioning System chipset and algorithm with four times the processing power of most other commercial Global Positioning System receivers. As a result, our platform determines its location in approximately half the time required by most other commercial receivers.

     - Wireless Technology. Our service currently operates over Cellular Digital Packet Data networks and Integrated Digital Enhanced Networks. We also have laboratory-tested different versions of our platform that are compatible with other wireless technologies and protocols. Our goal is to bring to market a platform that is independent of wireless connectivity protocols and hardware, allowing our customers to connect wirelessly to our Wireless Applications Processing Center using various protocols and wireless carriers, using our platform, the customer's existing wireless telephone, or other wireless devices.

     - Internet Technology. Although our service involves complex aggregation and processing of customer data, the customer can access all the functionality of our service through an Internet browser. Because our application, reporting and customer data software are independent of one another, each can be modified or upgraded without affecting the others. In order to expand the services we provide to our customers, we have developed an application-programming interface that enables our customers to integrate the location and activity of mobile resources into their applications. We also expect to develop additional application programming interfaces that will enable our customers to integrate our service into their applications.

     - Information Technology. We have an information technology organization dedicated to building and maintaining our Wireless Applications Processing Center. By managing our service at our Wireless Applications Processing Center, we relieve our customers of the technology and operations burden of managing the integration of complex Global Positioning System, wireless data and Internet systems. Our Wireless Applications Processing Center is composed of servers located in Fremont, California and Philadelphia, Pennsylvania. From our Wireless Applications Processing

       Center, we maintain variable-speed capacity connections to the Internet and dedicated connections to the wireless networks we use. In the event of a power failure, our systems would be powered by a backup power supply.

  KEY ALLIANCES AND RELATIONSHIPS

     We will continue to establish relationships with a number of companies to accelerate the adoption of our services. We believe that establishing strategic relationships will facilitate our technological leadership and provide early access to emerging technologies and new customers. Some of our existing relationships include the following:

     - Wireless Carriers. We have established strategic relationships with ALLTEL, AT&T Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, Southern LINC, TELUS Mobility and Verizon Wireless to provide wireless connectivity between @Road-enabled mobile resources and the Internet. We contract directly with ALLTEL, AT&T Wireless and TELUS Mobility for the provision of wireless communications, which are bundled with our service. With Cingular Wireless, Nextel Communications, Nextel Partners and Southern LINC, our customers have separate contracts for wireless communications with their carrier. With Verizon Wireless, we contract directly in some geographic areas and in others our customers have separate contracts for wireless communications.

     - Manufacturers. Symbol Technologies manufactures the ruggedized personal digital assistant for use with our service. In addition, one of our investors, Orient Semiconductor Electronics, manufactures and tests our Internet Location Manager.

     - International Partner. We have established a strategic relationship with Hitachi Software Engineering to provide our service in Japan over wireless networks other than Cellular Digital Packet Data networks or the Integrated Digital Enhanced Network.

  SALES AND MARKETING

     Our sales and marketing objective is to achieve broad market penetration through vertical marketing and targeted sales activities. As of December 31, 2001, our sales and marketing team consisted of 85 employees. We currently market and sell our solution through a number of sales channels, including direct sales, wireless carrier partners and agents.

     - Direct sales force. We have deployed our direct sales force throughout the U.S. in major Cellular Digital Packet Data network and Integrated Digital Enhanced Network markets. In the fourth quarter of 2000, we created a strategic direct sales force to focus additional effort on large customer acquisitions. In addition to calling on potential customers, our direct sales force works with our wireless carrier partners and independent sales agents to increase our customer base.

     - Wireless carrier partners. Our wireless carrier partners are ALLTEL, AT&T Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, Southern LINC, TELUS Mobility and Verizon Wireless. These partners market and facilitate sales of our service through their own sales channels as part of their service offerings.

     - Agent sales program. Our agent sales program is designed to build a network of independent sales agents throughout the U.S. to sell our service. The program provides fees to independent sales organizations for the sale, installation and ongoing support of our platform and service.

     Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs and product management. These activities include public relations, seminars, direct mail, trade shows, and co-marketing and co-branding with partners.

  COMPETITION

     We compete with companies that provide location-based mobile resource management services to businesses and organizations with field operations. We also compete with alternative means of communication between vehicles and their managers, including wireless telephones, two-way radios, and pagers. We compete primarily on the basis of functionality, ease of use, quality, geographic coverage of our services and corporate financial strength. As the demand by businesses for mobile resource management services increases, we anticipate that quality, functionality and breadth of competitors' products and services will improve and that new competitors will enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve existing services or offer some or all of the services we offer or may offer in the future. It is unclear to what extent network infrastructure developers and key network operators will seek to provide integrated Global Positioning System, wireless data and Internet solutions, including access devices developed internally or through captive suppliers.

     The market for our services is competitive and is expected to become even more competitive in the future. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include: other providers of vehicle-location services, such as QUALCOMM, whose OmniTRACS service uses satellite communication technology to manage fleets of trucks that travel long distances; other wireless Internet companies, such as Openwave, Research in Motion and Aether Systems; companies working on emergency-911 solutions, such as True Position; companies with solutions that integrate location, wireless communications and call centers, such as General Motors; and companies that provide wireless, location-relevant applications, such as SignalSoft.

  INTELLECTUAL PROPERTY

     We rely on a combination of patent, trade secret, trademark and copyright laws, and nondisclosure and other contractual restrictions to protect our proprietary technology. We possess four patents, which cover our Global Positioning System chipset technology and the method and structure for distributing information over a network. We have filed numerous additional patent applications to further protect and extend our technology leadership position. Although we have applied for patent protection primarily in the U.S., we have filed and intend to continue to file patent applications in other countries where there is a strategic technological or business justification. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information.

  EMPLOYEES

     As of December 31, 2001, we had 275 employees, 248 of whom were located in the U.S. and 27 of whom were located in Chennai, India. We believe relationships with our employees are good.

ITEM 2.  PROPERTIES

     We have offices in Fremont, California and Chennai, India.

                                   SQUARE                                               LEASE
      LOCATION         OWNERSHIP    FEET                  PRIMARY USE                 EXPIRATION
      --------         ---------   ------                 -----------                 ----------
Fremont, CA..........   Leased     54,000   Corporate headquarters, customer           1/31/2005
                                            service, engineering
Fremont, CA..........   Leased     30,000   Engineering, research and development,    12/31/2005
                                            data center
Chennai, India.......   Leased      4,100   Research and development, office space    11/18/2002

ITEM 3.  LEGAL PROCEEDINGS

     We are not currently involved in any material legal proceedings. We may, however, from time to time, become a party to various legal proceedings that arise in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock has been listed for quotation on the Nasdaq National Market under the symbol "ARDI" since our initial public offering on September 28, 2000. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the period indicated.

                                                              HIGH     LOW
                                                              -----   -----
Quarter ended September 30, 2000 (from September 28,
  2000).....................................................  $9.13   $7.13
Quarter ended December 31, 2000.............................   8.00    1.19
Quarter ended March 31, 2001................................   7.25    1.50
Quarter ended June 30, 2001.................................   2.50    0.75
Quarter ended September 30, 2001............................   2.65    1.75
Quarter ended December 31, 2001.............................   5.90    1.80

     At December 31, 2001, there were approximately 184 holders of record of our common stock. This does not include the number of persons whose stock is in nominee or "street name" accounts through brokers.

     The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent months has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general political, economic and market conditions, may adversely affect the market price for our common stock.

DIVIDEND POLICY

     We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

USE OF PROCEEDS

     On September 28, 2000, in connection with our initial public offering, a Registration Statement on Form S-1 (No. 333-41372) was declared effective by the SEC, pursuant to which 7.0 million shares of our common stock were offered and sold for our account at a price of $9.00 per share, generating aggregate gross proceeds of $63.0 million for our account. The offering was closed on October 4, 2001. The managing underwriters of the offering were Credit Suisse First Boston Corporation, JP Morgan Chase and Company (formerly Chase H&Q) and U.S. Bancorp Piper Jaffray.

     We incurred the following expenses in connection with the offering:

Underwriting discounts and commissions......................   $4,400,000
Other expenses..............................................    1,600,000
                                                               ----------
Total expenses..............................................   $6,000,000
                                                               ==========

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to us after deducting the total expenses above were approximately $57.0 million. From the closing of the offering through the year ended December 31, 2001, we used such net offering proceeds, in direct or indirect payments to others, as follows:

Investments in cash, cash equivalents and short-term,
  interest bearing securities...............................   $43,000,000
Other working capital.......................................    14,000,000
                                                               -----------
Total.......................................................   $57,000,000
                                                               ===========

     Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of our Registration Statement.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes and other information contained in this Report.

                                                         YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              2001       2000       1999      1998      1997
                                            --------   --------   --------   -------   -------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS
  DATA:
Revenues:
  Services................................  $ 20,188   $  7,919   $    612   $     4   $    --
  Product.................................     7,262      2,704        294        64        --
                                            --------   --------   --------   -------   -------
     Total revenues.......................    27,450     10,623        906        68        --
                                            --------   --------   --------   -------   -------
Costs and expenses:
  Cost of service revenue.................    12,690      6,414        681        27        --
  Cost of product revenue.................    13,523      7,865      1,777        87        --
  Sales and marketing.....................    17,267     15,512      3,530       266       107
  Research and development................     7,608      8,893      2,109       731       745
  General and administrative..............    12,733     10,887      2,129       457       250
  Restructuring charges...................       218         --         --        --        --
  Intangibles amortization................     1,656      1,239         --        --        --
  Stock compensation......................     3,041     11,664      4,973        --        --
                                            --------   --------   --------   -------   -------
     Total costs and expenses.............    68,736     62,474     15,199     1,568     1,102
                                            --------   --------   --------   -------   -------
Loss from operations......................   (41,286)   (51,851)   (14,293)   (1,500)   (1,102)
Interest income, net......................     2,653      3,243        804        90        98
Other expense, net........................       (14)      (215)        --        --        --
                                            --------   --------   --------   -------   -------
Net loss..................................  $(38,647)  $(48,823)  $(13,489)  $(1,410)  $(1,004)
                                            ========   ========   ========   =======   =======
Basic and diluted net loss per share......  $  (0.88)  $  (3.48)  $  (4.88)  $ (0.62)  $ (0.45)
                                            ========   ========   ========   =======   =======
Shares used in calculating basic and
  diluted net loss per share..............    43,892     14,026      2,763     2,287     2,250
                                            ========   ========   ========   =======   =======
Pro forma basic and diluted net loss per
  share...................................             $  (1.41)  $  (0.59)
                                                       ========   ========
Shares used in calculating pro forma basic
  and diluted net loss per share..........               34,582     22,882
                                                       ========   ========

                                               YEARS ENDED DECEMBER 31,
                                            ------------------------------
                                              2001       2000       1999
                                            --------   --------   --------
                                                    (IN THOUSANDS)
DETAIL OF STOCK COMPENSATION:
Cost of service revenue...................  $     82   $    171   $     17
Cost of product revenue...................       194        479         52
Sales and marketing.......................       (12)     1,691        445
Research and development..................       214      2,686        501
General and administrative................     2,563      6,637      3,958
                                            --------   --------   --------
     Total................................  $  3,041   $ 11,664   $  4,973
                                            ========   ========   ========

                                                              AS OF DECEMBER 31,
                                                ----------------------------------------------
                                                 2001       2000      1999      1998     1997
                                                -------   --------   -------   ------   ------
                                                                (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.....................  $40,164   $ 69,280   $22,714   $5,356   $  590
Working capital...............................   51,300     82,172    38,758    5,599    1,078
Total assets..................................   78,474    111,757    45,174    6,006    1,305
Total stockholders' equity....................   60,411     94,766    40,608    5,788    1,213

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and the related notes in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in "Risk Factors," "Business" and elsewhere in this Report.

OVERVIEW

     We integrate Global Positioning System technology, wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. Our service is an easy-to-use, cost-effective, Internet-based service for mobile resource management that provides location, reporting, dispatch, messaging, and other management services. Our service allows customers to use our website to monitor the activities of their employees, vehicles and goods and services, and provides for two-way messaging between our customers and their mobile workers. Our service also allows customers to conduct business operations such as event confirmation, signature verification and forms processing while in the field. We believe our service provides significant value to our customers by reducing the costs and increasing the efficiency of their operations.

     From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources. In the second half of 1998, we introduced FleetASAP, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet to enable companies to efficiently manage their mobile resources. Our service includes a proprietary hardware device embedded with software, our platform, that integrates wireless Internet connectivity with a Global Positioning System receiver. The platform is installed in any type of vehicle and receives signals transmitted from Global Positioning System satellites to determine the location, velocity and orientation of the vehicle. These data are transmitted over wireless networks and the Internet to our Wireless Applications Processing Center. Our customers can retrieve the information using an Internet browser or wired or mobile telephone. Because the customer data and solution software reside at our Wireless Applications Processing Center, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as proprietary hardware, software and data networking equipment, to use our service.

     Since 1998, we have derived substantially all of our revenues from the sale of our service and the associated product hardware. Our service revenue is composed of monthly fees. Our customers can contract to receive our service for terms of one, two or three years and can purchase enhanced service features for additional fees. As more customers use our service, the impact on our service revenue is compounded. Our product revenue consists of sales of the Internet Location Manager, the Internet Data Terminal and ruggedized personal digital assistant. We defer product revenue from our platform at installation and recognize it ratably over the minimum service contract period. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Allowances for sales returns are recorded at the time product revenue is recognized.

     We recognize revenue when earned in accordance with applicable accounting standards including American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, Software Revenue Recognition, as amended. Our service is only available through use of our platform. Accordingly, service revenue is recognized ratably over the minimum service contract period, which commences upon the installation of the platform. In addition, we defer product revenue from our platform at installation and recognize it ratably over the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

     To date, we have not sold our service outside the U.S. and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2002.

     We will incur substantial stock compensation expense in current and future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period using the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on our stock price and volatility. See "Stock Compensation Expense."

     Since inception, we have invested substantially in research and development, marketing, the building of sales channels, and our overall infrastructure. We anticipate that such investments will continue to grow in the near future. We have incurred losses in each year since inception and expect to incur net losses in the foreseeable future. At December 31, 2001, we had an accumulated deficit of $103.6 million. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

CRITICAL ACCOUNTING POLICIES

     Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the Notes to the Consolidated Financial Statements includes a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

  REVENUE RECOGNITION

     In accordance with applicable accounting standards, including American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, Software Revenue Recognition, as amended, we recognize revenue when earned. Specifically, we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, our fulfillment of our obligations under any such agreement and a determination that collection is probable.

     Our service is only available through the use of our platform. Accordingly, service revenue, which is composed of monthly fees, is recognized ratably over the minimum service contract period, which commences upon the installation of the platform.

     Our product revenue primarily consists of sales of the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant. We defer product revenue at installation and recognize it ratably over the minimum service contract, which is generally a two or three year period. Our service renewal rates are not considered to be priced at a bargain in comparison to the initial product selling prices (as described in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements). Changes to the pricing of our products and services in the future could result in the recognition of product revenue over periods that extend beyond the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

     In 1999, 2000 and to a lesser degree in 2001, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products.

  ALLOWANCES FOR DOUBTFUL ACCOUNTS

     Historically, we have had a significant number of small to medium sized companies utilizing our products and services. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30-day payment terms. At the time that customers contract with us for our service, we assess their creditworthiness.

     During economic downturns, certain of our customers may have difficulty with their cash flows. The nature of our relationship with our customers is inherently long-term and we may extend payment terms on an exception basis. We regularly review our customers' ability to satisfy their payment obligations and provide an allowance for doubtful accounts for all specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance. These allowances are based on our experience in collecting such accounts.

     Although we believe that we can make reliable estimates for doubtful accounts, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate revenue and bad debt expense. Actual results may differ from those estimates.

RESULTS OF OPERATIONS FOR THE YEARS ENDING DECEMBER 31, 1999, 2000, AND 2001

  SERVICE REVENUE

     Service revenue, which is composed of monthly fees, increased to $20.2 million in 2001 from $7.9 million and $612,000 in 2000 and 1999, respectively, as a direct result of the growth in our installed base of subscribers. The increase in subscriber base during 2001, 2000 and 1999 is attributed to the release of our mobile resource management service. Initial product installation and service delivery began at the end of l998. The number of subscribers using our service totaled approximately 7,000, 35,000 and 66,000 at December 31, 1999, 2000 and 2001, respectively.

  PRODUCT REVENUE

     Product revenue increased to $7.3 million in 2001 from $2.7 million and $294,000 in 2000 and 1999, respectively, and is consistent with the growth in our installed base of subscribers and the commercial release of our service.

  COST OF SERVICE REVENUE

     Cost of service revenue consists of employee salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Wireless Applications Processing Center. Cost of service revenue increased to $12.7 million in 2001 from $6.4 million and $681,000 in 2000 and 1999, respectively. The increase in cost of service revenue resulted from the associated increase in service revenue and related information technology infrastructure and personnel costs.

  COST OF PRODUCT REVENUE

     Cost of product revenue consists of the cost of the Internet Location Manager, Internet Data Terminal, ruggedized personal digital assistant, related parts, costs associated with the final assembly, test, provisioning, delivery and installation of our products and other costs such as provisions for inventory and repair costs. In 1999, 2000 and to a lesser degree in 2001, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Generally, we expect the selling prices of our products to be approximately equal to or exceed the product costs in future periods. The impact of selling products below costs on future cash flow from operations is expected to be minimal as our service revenue stream expands and is renewed. Cost of product revenue increased to $13.5 million in 2001 from $7.9 million and $1.8 million in 2000 and 1999, respectively. The increases in cost of product revenue were attributed primarily to the commercial release of our service and the resulting increase in the number of subscribers using our service.

  SALES AND MARKETING EXPENSES

     Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses increased to $17.3 million in 2001 from $15.5 million and $3.5 million in 2000 and 1999, respectively. The increases reflect personnel costs, expansion of sales channels and activities related to the development of market awareness of our services in 2001 and 2000. In 2001, cost reductions associated with the reduction in force were offset as a result of average headcount levels being higher in 2001. Sales and marketing headcount decreased to 85 at December 31, 2001 from 96 at December 31, 2000, as a result of a reduction in force undertaken in June 2001. Sales and marketing headcount increased to 96 at December 31, 2000 from 39 at December 31, 1999. Related increases in salaries and other compensation, sales commissions and marketing awareness campaigns comprised the majority of the increases in 2000. We expect that sales and marketing expenses will continue to increase as we expand our sales and marketing efforts and pay sales commissions.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased to $7.6 million in 2001 from $8.9 million in 2000, primarily due to a decrease in headcount from 85 at December 31, 2000 to 72 at December 31, 2001. The decrease in headcount was primarily due to a reduction in force undertaken in June 2001. Research and development expenses increased to $8.9 million in 2000 from $2.1 million in 1999. The increase in 2000 was primarily attributed to headcount growth to 85 at December 31, 2000 from 30 at December 31, 1999.

     In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. We capitalized approximately $869,000 and $242,000 of costs related to internally developed software systems in 2000 and 1999, respectively. During 2001, no research and development costs were capitalized in accordance with SOP 98-1.

  GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses consist of employee salaries and related expenses for executive and administrative, accounting and professional fees, recruiting and provisions for doubtful accounts. General and administrative expenses increased to $12.7 million in 2001 from $10.9 million and $2.1 million in 2000 and 1999, respectively. The increase in 2001 to $12.7 million was primarily due to increases in compensation resulting from a higher average headcount during 2001, provision for doubtful accounts and insurance expenses. The increase in 2000 was due to our growth in headcount, increases in our provision for doubtful accounts and costs of operating as a public company. General and administrative headcount totaled 47, 57 and 15 at December 31, 2001, 2000, and 1999, respectively.

  RESTRUCTURING CHARGES

     During 2001 and in response to a general downturn in the economy, we undertook a formal plan to lower our cost structure. We completed a reorganization to more effectively develop, market and sell mobile resource management products and services. This effort resulted in the total number of employees being reduced by approximately 11 percent. Restructuring expenses, which are composed severance and related costs, were $218,000 in 2001, net of reversals.

  INTANGIBLES AMORTIZATION

     Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000, which are being amortized over an estimated useful life of three years.

  STOCK COMPENSATION EXPENSE

     Deferred stock compensation related to the granting of stock options to employees and consultants was $2.3 million as of December 31, 2001. Stock compensation expense decreased to $3.0 million in 2001 from $11.7 million in 2000 and $5.0 million in 1999 and represents the amortization of deferred stock compensation over the vesting periods of related options granted in 2000 and 1999.

  INTEREST INCOME, NET

     Net interest income is composed primarily of interest earned on cash, cash equivalents, and short-term investments. Net interest income decreased to $2.6 million in 2001 from $3.2 million in 2000 due to lower balances available to invest and lower interest rates during 2001 compared to 2000. Net interest income increased to $3.2 million in 2000 from $804,000 in 1999, due to investment in debt securities of the proceeds from our initial public offering of common stock on September 28, 2000 and convertible preferred stock financings completed in June and December 1999 and January and June 2000.

  OTHER EXPENSE, NET

     In 2001, other expense consisted primarily of net foreign exchange losses related to our subsidiary in India. In 2000, other expense is composed of amounts paid to underwriters for expenses not associated with the initial public offering, offset in part by gains on disposal of property and equipment.

  INCOME TAXES

     Since inception, we have incurred net losses for federal and state tax purposes and except for only minimum state income and franchise taxes have not recognized any tax provision or benefit.

  NET LOSS

     Net loss decreased to $38.6 million in 2001 from $48.8 million in 2000. This decrease was primarily attributed to an increase in revenue and its associated margins and reduced stock compensation and research and development expenses. Net loss increased to $48.8 million in 2000 from $13.5 million in 1999 as a result of costs associated with developing our technology, building our infrastructure and increasing installed subscriber base.

  CHANGING PRICES

     We conduct operations primarily within the U.S. where inflation during 2001, 2000 and 1999 has been low and has not materially impacted our operating results. Foreign currency exchange losses resulting from transactions with our wholly-owned subsidiary in India, which began business in 1999, were not material during 2001, 2000 and 1999 and were expensed as incurred.

QUARTERLY RESULTS OF OPERATIONS

     The following table sets forth our consolidated operating results for each of the eight quarters ended December 31, 2001. This data has been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this Report. The operating results are not necessarily indicative of results of any future period.

                                                              QUARTERS ENDED
                            ----------------------------------------------------------------------------------
                            DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,
                                2001           2001          2001       2001          2000           2000
                            ------------   -------------   --------   ---------   ------------   -------------
                                                              (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues:
  Services................    $ 6,371         $ 5,550      $  4,544   $  3,723      $  3,042       $  2,353
  Product.................      2,242           1,980         1,649      1,391         1,169            698
                              -------         -------      --------   --------      --------       --------
    Total revenues........      8,613           7,530         6,193      5,114         4,211          3,051
                              -------         -------      --------   --------      --------       --------
Costs and expenses:
  Cost of service
    revenue...............      3,187           3,375         3,285      2,843         2,527          1,758
  Cost of product
    revenue...............      4,062           3,933         2,882      2,646         2,598          1,885
  Sales and marketing.....      3,166           4,201         4,835      5,065         4,226          4,435
  Research and
    development...........      1,592           1,575         2,204      2,237         2,262          2,466
  General and
    administrative........      3,034           2,692         3,177      3,830         4,011          3,153
  Restructuring charges...         --             (30)          248         --            --             --
  Intangibles
    amortization..........        414             414           414        414           414            414
  Stock compensation......        578             880           288      1,295         1,850          2,859
                              -------         -------      --------   --------      --------       --------
    Total costs and
      expenses............     16,033          17,040        17,333     18,330        17,888         16,970
                              -------         -------      --------   --------      --------       --------
Loss from operations......     (7,420)         (9,510)      (11,140)   (13,216)      (13,677)       (13,919)
Interest income, net......        300             503           775      1,075         1,403            666
Other income (expense),
  net.....................        (24)             14            14        (18)         (215)            --
                              -------         -------      --------   --------      --------       --------
Net loss..................    $(7,144)        $(8,993)     $(10,351)  $(12,159)     $(12,489)      $(13,253)
                              =======         =======      ========   ========      ========       ========

                               QUARTERS ENDED
                            --------------------
                            JUNE 30,   MARCH 31,
                              2000       2000
                            --------   ---------
                               (IN THOUSANDS)
CONSOLIDATED STATEMENTS OF
  OPERATIONS DATA:
Revenues:
  Services................  $  1,587   $    937
  Product.................       584        253
                            --------   --------
    Total revenues........     2,171      1,190
                            --------   --------
Costs and expenses:
  Cost of service
    revenue...............     1,490        639
  Cost of product
    revenue...............     2,109      1,273
  Sales and marketing.....     4,107      2,744
  Research and
    development...........     2,554      1,611
  General and
    administrative........     2,128      1,595
  Restructuring charges...        --         --
  Intangibles
    amortization..........       411         --
  Stock compensation......     3,540      3,415
                            --------   --------
    Total costs and
      expenses............    16,339     11,277
                            --------   --------
Loss from operations......   (14,168)   (10,087)
Interest income, net......       553        621
Other income (expense),
  net.....................        --         --
                            --------   --------
Net loss..................  $(13,615)  $ (9,466)
                            ========   ========

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed operations primarily through sales of our stock, which totaled $142.6 million in aggregate net proceeds through December 31, 2001. As of December 31, 2001, we had $40.2 million of cash and cash equivalents, $2.2 million of restricted short-term investments and working capital of $51.3 million. We currently have a $2.0 million revolving line of credit facility against which there were no borrowings or letters of credit outstanding as of December 31, 2001. The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.0 million. This credit facility expires in December 2002.

     Net cash used for operating activities was $34.6 million, $39.4 million and $8.2 million in 2001, 2000 and 1999, respectively. In 2001, cash used for operating activities was attributable primarily to net losses, an increase in inventory and decreases in accounts payable and accrued expenses, offset by depreciation and amortization and amortization of deferred stock compensation. In 2000 and 1999, cash used for operating activities was attributable primarily to net losses and increases in accounts receivable, inventory, and deferred product costs, offset in part by depreciation and amortization and amortization of deferred stock compensation, increases in accounts payable, accrued liabilities, and deferred revenues. As of December 31, 2001, approximately $3.6 million of our accounts receivable were over 90 days old. We believe we have adequately provided allowances as of December 31, 2001 for any such amounts that may ultimately become uncollectible.

     We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product costs and revenue are recognized ratably over the minimum service period. Deferred product costs are recorded at the time of shipment and deferred product revenue is recorded at the time of installation. As a result, deferred product costs will generally exceed deferred product revenue as we grow our business. At December 31, 2001, total deferred product costs of $13.7 million exceeded total deferred product revenue by $3.1 million, and included $1.9 million related to products shipped but not yet installed.

     Net cash provided by investing activities in 2001 resulted from sales of short-term investments of $5.2 million, offset in part by purchases of equipment of $763,000. Net cash used for investing activities in 2000 was $3.7 million, primarily resulting from purchases of property and equipment of $7.5 million, purchases of short-term investments of $6.5 million, cash paid for acquisitions of $3.4 million and increases in other assets of $1.7 million, offset by proceeds from maturities of short-term investments of $15.3 million. Net cash used for investing activities in 1999 was $17.7 million, primarily resulting from the purchase of restricted and unrestricted short-term investments of $20.0 million, purchases of property and equipment of $1.6 million offset by proceeds from maturities of short-term investments of $4.0 million.

     Net cash provided by financing activities was $1.2 million, $89.7 million and $43.3 million in 2001, 2000 and 1999, respectively. Cash provided by financing activities in each period was attributable to proceeds from the issuance of our stock.

     Our capital expenditures in 2001 were approximately $763,000, a decrease of $6.8 million from 2000 and consistent with our anticipated needs in operations, infrastructure and personnel. We have no material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure. We also may establish additional operations as we expand globally.

     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. If additional funds are raised through the issuance of debt securities, holders of these securities could have certain rights, preferences and privileges senior to holders of our common stock, and the terms of this debt could restrict our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our operations, which could harm our business, financial condition and operating results.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. We do not expect the adoption of SFAS No. 141 to have a material impact on our consolidated financial position, results of operations or cash flows.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. We have adopted SFAS No. 142 for our fiscal year beginning

January 1, 2002. We do not expect the adoption of SFAS No. 142 to have a material effect on our consolidated financial position, results of operations or cash flows.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of January 1, 2002. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.

RISK FACTORS

     In addition to the other information contained in this Report, the following factors should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below are intended to be ones that are specific to us or our industry and that we deem material, but they are not the only ones that we face.

DUE TO OUR LIMITED OPERATING HISTORY IT IS DIFFICULT TO PREDICT FUTURE OPERATING RESULTS OR OUR STOCK PRICE.

     An evaluation of our business is difficult because we have a limited operating history. We commenced operations in July 1996 and commercially offered our first services in the second half of 1998. We may not achieve profitability or continue to grow. We face a number of risks encountered by early-stage companies in the Global Positioning System, wireless communications and Internet information industries, including:

     - our need to introduce reliable and robust products and services that meet the demanding needs of customers;

     - our need to expand our marketing, sales and support organizations, as well as our distribution channels;

     - our ability to anticipate and respond to market competition and technological change;

     - the uncertainty of market acceptance of our services;

     - our need to manage expanding operations;

     - our dependence on wireless carriers;

     - limited coverage of wireless networks; and

     - migration to new networks, which could cause our products to be incompatible or out of date.

Our business strategy may not be successful, and we may not successfully address these risks.

WE HAVE HISTORICALLY INCURRED LOSSES AND THESE LOSSES MAY INCREASE IN THE
FUTURE.

     We have never been profitable. As of December 31, 2001, we had an accumulated deficit of $103.6 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. In order to facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

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

     Our ability to grow and achieve profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tall buildings blocking the transmission of data to and from vehicles. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures. If wireless carriers do not expand coverage, we may be unable to offer our service to additional areas.

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

     Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

     - delays in market acceptance or implementation by customers of our services;

     - changes in length of sales cycles of or demand by our customers for existing and additional services;

     - changes in or cancellations of our agreements with wireless carriers;

     - introduction of new services by us or our competitors;

     - changes in our pricing policies or those of our competitors or suppliers;

     - changes in our mix of sources of revenues;

     - changes in the productivity of our distribution channels;

     - changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;

     - wireless data and Internet market conditions; and

     - general economic and political conditions.

     Our expense levels are based, in part, on our expectation of future revenues. Additionally, a substantial portion of our expenses are relatively fixed. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. We believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance. In some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

IF ONE OR MORE OF THE AGREEMENTS WE HAVE WITH WIRELESS CARRIERS IS TERMINATED, WE MAY BE UNABLE TO OFFER OUR SERVICES TO OUR CUSTOMERS WITHIN THE CARRIER'S COVERAGE AREA.

     Wireless carriers offering services compatible with our service have little overlap in their primary service coverage areas. Our existing agreements with wireless carriers may be terminated upon as little as fifteen-day written notice or immediately upon the occurrence of certain conditions. If one or more of our wireless carriers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of service to our customers in that coverage area.

OUR SUCCESS DEPENDS ON OUR ABILITY TO MAINTAIN AND EXPAND OUR SALES CHANNELS.

     In order to increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. New sales personnel will require training and will take time to achieve full productivity, if at all. In addition, we believe that our success is dependent on expansion of our indirect distribution channels, including our relationships with wireless carriers, independent sales agents and distribution partners. To date, we have relationships with a limited number of these wireless carriers, independent sales agents and distribution partners. These sales channel partners require training in selling our products and services and it will take time for these partners to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all. Our distributors, many of which are not engaged with us on an exclusive basis, may not devote adequate resources to promoting and selling our services.

WE HAVE LIMITED RESOURCES AND MAY BE UNABLE TO MANAGE OUR ANTICIPATED GROWTH IN OPERATIONS.

     If we fail to develop and maintain our services as we experience rapid growth, demand for our services could decrease, which would result in a decrease in our revenues. Our development and expansion have placed, and will continue to place, significant strain on our managerial, operational, and financial resources. Due to the limited deployment of our services, we are unable to assess our ability to grow the business and manage a substantially larger number of customers and additional services.

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

WE DEPEND ON A LIMITED NUMBER OF THIRD PARTIES TO MANUFACTURE AND SUPPLY CRITICAL COMPONENTS FOR OUR SERVICES.

     If these parties do not perform their obligations, we may be unable to find other suppliers or operate our business. A subscriber requires an Internet Location Manager to use our service. To use our service with two-way messaging, a subscriber requires an Internet Location Manager and either an Internet Data Terminal or a ruggedized personal digital assistant. The Internet Location Manager, which we install in each subscribing vehicle, determines the vehicle's location, velocity and orientation and gathers other information about the vehicle. The Internet Data Terminal, when installed in subscriber's vehicle, adds the incremental ability to send and receive messages to and from the vehicle. We cannot be sure that alternative sources for key components used in the Internet Location Manager and the Internet Data Terminal will be available when needed, or if available, that these components will be available on commercially reasonable terms. We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers and manufacturers. Our sole suppliers and manufacturers of key components include:

     - Taiwan Semiconductor Manufacturing Company, our sole manufacturer of Global Positioning System receiver chips;

     - Conexant Systems (formerly Philsar Electronics), our sole manufacturer of radio frequency chips;

     - Orient Semiconductor Electronics, our sole manufacturer of Internet Location Managers;

     - Micronet, our sole supplier of Internet Data Terminals; and

     - Symbol Technologies, our sole supplier of ruggedized personal digital assistants.

     Additionally, our sole manufacturer of radio frequency chips, Conexant Systems, has notified us that it will discontinue manufacturing our radio frequency chips. We believe that at the termination of our relationship with Conexant Systems, we will have sufficient quantities of radio frequency chips to meet our needs through 2002. We are in the process of qualifying alternative sources for this component. We cannot be sure, however, that alternative sources of radio frequency chips will be available when needed, or if available, that the component will be available on commercially reasonable terms.

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

WE FACE COMPETITION FROM EXISTING AND POTENTIAL COMPETITORS, WHICH COULD REDUCE OUR MARKET SHARE AND REVENUES.

     The market for our services is competitive and is expected to become even more competitive in the future. Our customers choose our services primarily on the basis of the functionality, ease of use, quality, geographic coverage of our services and corporate financial strength. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include:

     - other providers of vehicle-location services, such as QUALCOMM, whose OmniTRACS service uses satellite communication technology to manage fleets of trucks that travel long distances;

     - other wireless Internet companies, such as Openwave, Research in Motion and Aether Systems;

     - companies working on emergency-911 solutions, such as True Position;

     - companies with solutions that integrate location, wireless communications and call centers, such as General Motors; and

     - companies that provide wireless, location-relevant applications, such as SignalSoft.

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

     Our services also compete with alternative means of communication between mobile workers and their managers, including wireless telephones, two-way radios and pagers. In addition, we expect that new competitors will enter the market for location-relevant wireless information as businesses and consumers increasingly demand information when they are mobile. Furthermore, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to offer the services we offer or may offer in the future.

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

A DISRUPTION OF OUR SERVICES DUE TO ACCIDENTAL OR INTENTIONAL SECURITY BREACHES MAY HARM OUR REPUTATION, MAY CAUSE A LOSS OF REVENUES AND INCREASE OUR EXPENSES.

     Unauthorized access, computer viruses and other accidental or intentional actions could disrupt our information systems or communications networks. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the transmission of our customers' proprietary information is not protected by encryption technology. If a third party were to misappropriate our customers' proprietary information, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

SYSTEM OR NETWORK FAILURES COULD REDUCE OUR SALES, INCREASE COSTS OR RESULT IN LIABILITY CLAIMS AND SERIOUSLY HARM OUR BUSINESS.

     Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. We currently do not have fully redundant systems for our services at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Fremont, California, which are on or near earthquake fault zones, and Philadelphia, Pennsylvania.

WE DEPEND ON GLOBAL POSITIONING SYSTEM TECHNOLOGY OWNED AND CONTROLLED BY OTHERS. IF WE DO NOT HAVE CONTINUED ACCESS TO GLOBAL POSITIONING SYSTEM TECHNOLOGY AND SATELLITES, WE WILL BE UNABLE TO DELIVER OUR SERVICES AND REVENUES WILL DECREASE.

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

     We must develop our services quickly to keep pace with the rapidly changing Global Positioning System, wireless communications and Internet markets. Products and services that address these markets are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. Our services may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. This would damage our reputation and result in lost revenues, diverted development resources, and increased service and warranty costs.

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

CLAIMS THAT WE INFRINGE THIRD-PARTY PROPRIETARY RIGHTS COULD RESULT IN SIGNIFICANT EXPENSES OR RESTRICTIONS ON OUR ABILITY TO PROVIDE OUR SERVICES.

     Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. This would increase our expenses and could decrease the functionality of our service, which would make our services less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

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

     We are continually evaluating business alliances and external investments in technologies related to our business. Acquisitions of companies, divisions of companies, businesses or products and strategic alliances entail numerous risks, any of which could materially harm our business in several ways, including:

     - diversion of management's attention from our core business objective and other business concerns;

     - failure to integrate the acquired company into our pre-existing business;

     - potential loss of key employees from either our pre-existing business or the acquired business;

     - dilution of our existing stockholders as a result of issuing equity securities; and

     - assumption of liabilities of the acquired company.

     Some or all of these problems may result from current or future alliances, acquisitions or investments. Furthermore, we may not realize any value from these alliances, acquisitions or investments.

WE MAY NEED AND MAY NOT BE ABLE TO OBTAIN ADDITIONAL CAPITAL, WHICH COULD PREVENT US FROM CARRYING OUT OUR BUSINESS STRATEGY.

     We anticipate that our available cash resources will be sufficient to fund our operating needs for at least the next 12 months, including the expansion of sales and marketing and research and development programs during that period. Thereafter, we may require additional financing in an amount that we cannot determine at this time. If our plans or assumptions change or are inaccurate, we may be required to seek capital sooner than anticipated. We may need to raise funds through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on commercially reasonable terms, or at all, and may not be able to continue to fund our operations.

IF OUR WIRELESS CARRIERS DECIDE TO ABANDON CELLULAR DIGITAL PACKET DATA OR INTEGRATED DIGITAL ENHANCED NETWORK TECHNOLOGIES OR DO NOT CONTINUE TO EXPAND THEIR CELLULAR DIGITAL PACKET DATA OR INTEGRATED DIGITAL ENHANCED NETWORK SYSTEMS, WE MAY BE UNABLE TO DELIVER OUR SERVICES AND OUR SALES COULD DECREASE.

     Our services function only on Cellular Digital Packet Data networks or Integrated Digital Enhanced Networks. These protocols cover only portions of the U.S. and Canada and may not gain widespread market acceptance. If wireless carriers decide to abandon these protocols in favor of other types of wireless technology, we may not be able to provide our current services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use our services outside the current coverage area.

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

OUR BUSINESS WILL BE HARMED IF THE DEMAND FOR THE SERVICES BASED ON WIRELESS COMMUNICATIONS DOES NOT GROW.

     The markets for wireless data services and related products and services are still emerging, and continued growth in demand for, and acceptance of, these services remains uncertain. Current barriers to market acceptance of these services include quality, functionality and ease of use. We cannot be certain that these barriers will be overcome. Since the market for our services is new and evolving, it is difficult to predict the size of this market or its growth rate. Our financial performance will depend in large part upon the continued demand for mobile resource management services through wireless technologies. We cannot assure you that a sufficient volume of customers will demand these or other services based on these technologies. If the market for wireless on-line mobile resource management and other services grows more slowly than we currently anticipate, our revenues may not grow.

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

GOVERNMENT REGULATIONS AND STANDARDS MAY HARM OUR BUSINESS AND COULD INCREASE OUR COSTS OR REDUCE OUR OPPORTUNITIES TO EARN REVENUES.

     In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies, including the Federal Communications Commission and Department of Defense. These regulations may impose licensing requirements or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and Global Positioning System technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership, will be applied to our services. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business. Wireless carriers who supply us with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase our costs or limit the provision of our services.

OUR PLATFORM CONTAINS ENCRYPTION TECHNOLOGY WHOSE EXPORT IS RESTRICTED BY LAW, WHICH MAY SLOW OUR GROWTH OR RESULT IN SIGNIFICANT COSTS.

     The U.S. government generally limits the export of encryption technology, which our services incorporate. Foreign countries may impose similar regulatory requirements. If any export approval that we receive is revoked or modified, if our technology is unlawfully exported or if the U.S. government adopts new legislation or regulations restricting export of our services and encryption technology, we may not be able to distribute our services to potential customers outside the U.S., which may seriously harm our business. We may need to incur significant costs and divert resources to develop replacement technologies or may need to adopt inferior substitute technologies to satisfy these export restrictions. These replacement or substitute technologies may not be the preferred security technologies of our customers, in which case our business may not grow. In addition, we may suffer similar consequences if the laws of any other country limit the ability of third parties to sell encryption technologies to us.

OUR STOCK PRICE IS VOLATILE, WHICH MAY CAUSE YOU TO LOSE MONEY AND RESULT IN COSTLY LITIGATION THAT COULD DIVERT OUR RESOURCES.

     Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

     - announcements of technological or competitive developments;

     - acquisitions or strategic alliances by us or our competitors;

     - the gain or loss of a significant customer or order;

     - changes in estimates of our financial performance or changes in recommendations by securities analysts;

     - security breaches; and

     - disposition of shares of our common stock held by large investors.

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

OUR CERTIFICATE OF INCORPORATION AND BYLAWS AND STATE LAW CONTAIN PROVISIONS THAT COULD DISCOURAGE A TAKEOVER.

     We have adopted a certificate of incorporation and bylaws, which in addition to state law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

     - establishing a classified board in which only a portion of the total board members will be elected at each annual meeting;

     - authorizing the board to issue preferred stock;

     - prohibiting cumulative voting in the election of directors;

     - limiting the persons who may call special meetings of stockholders;

     - prohibiting stockholder action by written consent; and

     - establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

     We have adopted a certificate of incorporation that permits our board to issue shares of preferred stock without stockholder approval, which means that our board could issue shares with special voting rights or other provisions that could deter a takeover. In addition to delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of our common stock and dilute existing stockholders.

A LIMITED NUMBER OF STOCKHOLDERS COLLECTIVELY CONTINUE TO OWN A MAJORITY OR OUR STOCK AND MAY ACT, OR PREVENT CERTAIN TYPES OF CORPORATE ACTIONS, TO THE DETRIMENT OF OTHER STOCKHOLDERS.

     Our directors, officers and greater than 5 percent stockholders own approximately 60 percent of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SHORT-TERM INVESTMENTS

     At December 31, 2001, we did not hold any available-for-sale securities.

FOREIGN CURRENCY EXCHANGE

     We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, in Canada, provides the modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; Conexant Systems, in Canada, manufactures our radio frequency chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 8 percent.

     We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiary in India.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

     Certain information required by Part III is omitted from this Report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement") for our 2002 annual meeting of stockholders and the information included in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report:

          1.  Index to Consolidated Financial Statements

          The following Consolidated Financial Statements of At Road, Inc. and it's subsidiary are filed as part of this Report on form 10-K:

                                                              PAGE
                                                              ----
Independent Auditors' Report................................    32
Consolidated Balance Sheets -- December 31, 2001 and 2000...    33
Consolidated Statements of Operations -- Years ended
  December 31, 2001, 2000 and 1999..........................    34
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss -- Years ended December 31, 2001, 2000
  and 1999..................................................    35
Consolidated Statement of Cash Flows -- Years ended December
  31, 2001, 2000 and 1999...................................    36
Notes to the Consolidated Financial Statements..............    37

          2.  Consolidated Financial Statement Schedules

              Schedule II -- Valuation and Qualifying Accounts

     Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

          3.  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     (b) Reports on Form 8-K

     None

     (c) Exhibits

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

10.9*    Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease
         dated April 18, 1995.
10.10*   Sublease Agreement between the Registrant and LSI Logic
         Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated
         February 8, 2000.
10.11*   Agreement between the Registrant and Elnet Technologies Ltd.
         dated November 16, 1999.
10.12*   1996 Stock Option Plan.
10.13*   2000 Stock Option Plan.
10.14*   2000 Employee Stock Purchase Plan.
10.15*   2000 Directors' Stock Option Plan.
10.16*   Form of Indemnification Agreement.
10.17*   Asset Purchase Agreement between the Registrant and
         Differential Corrections, Inc. dated March 8, 2000.
10.18*   Asset Purchase Agreement between the Registrant and Hynet
         Technologies dated March 23, 2000.
10.19*   Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000.
10.20*+  CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000.
10.21*   Joint Marketing Agreement between the Registrant and GTE
         Wireless Service Corporation dated May 5, 2000.
10.22*   Loan and Security Agreement between the Registrant and
         Silicon Valley Bank dated June 30, 1999, Loan Modification
         Agreement dated July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement
         dated March 31, 2000.
10.23*+  Strategic Agreement between the Registrant and Hitachi
         Software Engineering Co., Ltd. dated July 21, 2000.
10.24*   Lease Agreement between the Registrant and ProLogis Limited
         Partnership-I dated August 3, 2000.
10.25**  First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001.
10.26**  Loan Modification Agreement between the Registrant and
         Silicon Valley Bank dated March 21, 2001.
10.27+   Cellular Digital Packet Data Reseller Agreement between the
         Registrant and TELUS Mobility dated January 19, 2001.
10.28+   Co-Marketing Agreement between the Registrant and Nextel
         Partners Operating Corp. dated March 14, 2001.
10.29+   Co-Marketing Agreement between the Registrant and Nextel
         Financing Company dated December 15, 2000.
10.30+   Cellular Digital Packet Data Reseller Agreement between the
         Registrant and Ameritech Mobile Communications LLC dated
         January 10, 2002.
10.31+   Service Agreement between the Registrant and ALLTEL
         Communications Inc. dated May 17, 2001.
10.32+   Integrator Agreement between the Registrant and Symbol
         Technologies, Inc. dated July 31, 2001, as amended by
         Amendment to Agreement with Integrator between the
         Registrant and Symbol Technologies, Inc. dated December 28,
         2001.
10.33    Loan Modification Agreements between the Registrant and
         Silicon Valley Bank dated July 31, 2001, September 30, 2001 and November 5, 2001.
10.34    Co-Marketing Agreement between the Registrant and Southern
         Communications Services, Inc. dated March 4, 2002.

    21.1*  List of Subsidiaries.
    23.1   Independent Auditors' Consent.
    24.1   Power of Attorney (see page 53).

---------------

 * Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

** Incorporated by reference to our Report on Form 10-K filed with the SEC on March 30, 2001.

 + Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of At Road, Inc.:

     We have audited the accompanying consolidated balance sheets of At Road, Inc. and its subsidiary (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the consolidated financial statement schedule listed in Item 14.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of At Road, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 1, 2002

                                 AT ROAD, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PAR VALUE AMOUNTS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              ---------   --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $  40,164   $ 69,280
  Short-term investments....................................         --      5,198
  Restricted short-term investments.........................      2,216      2,135
  Accounts receivable (net of allowances of $3,633 and
     $2,247)................................................      4,781      4,567
  Inventories...............................................      8,396      6,976
  Deferred product costs....................................      8,599      6,598
  Prepaid expenses and other................................        482        812
                                                              ---------   --------
     Total current assets...................................     64,638     95,566
Property and equipment, net.................................      4,900      7,108
Deferred product costs......................................      5,091      3,706
Intangible assets, net......................................      2,071      3,727
Other assets................................................      1,774      1,650
                                                              ---------   --------
     Total assets...........................................  $  78,474   $111,757
                                                              =========   ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $   2,377   $  3,610
  Accrued liabilities.......................................      4,837      5,872
  Deferred revenue..........................................      6,124      3,912
                                                              ---------   --------
     Total current liabilities..............................     13,338     13,394
Deferred revenue............................................      4,426      3,217
Other long-term liabilities.................................        299        380
                                                              ---------   --------
     Total liabilities......................................     18,063     16,991

Commitments (Note 10)
Stockholders' equity:
     Preferred stock, $0.0001 par value, 10,000,000 shares
      authorized, shares issued and outstanding: none in
      2001 and 2000.........................................
     Common stock, par value $0.0001, 250,000,000 shares
      authorized, shares issued and outstanding: 46,499,451
      in 2001 and 46,071,979 in 2000........................    169,148    171,208
Deferred stock compensation.................................     (2,342)    (8,123)
Notes receivable from stockholders..........................     (2,748)    (3,309)
Accumulated other comprehensive loss........................         --        (10)
Accumulated deficit.........................................   (103,647)   (65,000)
                                                              ---------   --------
     Total stockholders' equity.............................     60,411     94,766
                                                              ---------   --------
     Total liabilities and stockholders' equity.............  $  78,474   $111,757
                                                              =========   ========

                See notes to consolidated financial statements.

                                 AT ROAD, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Revenues:
  Service...................................................  $ 20,188   $  7,919   $    612
  Product...................................................     7,262      2,704        294
                                                              --------   --------   --------
     Total revenues.........................................    27,450     10,623        906
                                                              --------   --------   --------
Costs and expenses:
  Cost of service revenue...................................    12,690      6,414        681
  Cost of product revenue...................................    13,523      7,865      1,777
  Sales and marketing.......................................    17,267     15,512      3,530
  Research and development..................................     7,608      8,893      2,109
  General and administrative................................    12,733     10,887      2,129
  Restructuring charges.....................................       218         --         --
  Intangibles amortization..................................     1,656      1,239         --
  Stock compensation(*).....................................     3,041     11,664      4,973
                                                              --------   --------   --------
     Total costs and expenses...............................    68,736     62,474     15,199
                                                              --------   --------   --------
Loss from operations........................................   (41,286)   (51,851)   (14,293)
Interest income, net........................................     2,653      3,243        804
Other income (expense), net.................................       (14)      (215)        --
                                                              --------   --------   --------
Net loss....................................................  $(38,647)  $(48,823)  $(13,489)
                                                              ========   ========   ========
Basic and diluted net loss per share........................  $  (0.88)  $  (3.48)  $  (4.88)
                                                              ========   ========   ========
Shares used in calculating basic and diluted net loss per
  share.....................................................    43,892     14,026      2,763
                                                              ========   ========   ========
Pro forma basic and diluted net loss per share..............             $  (1.41)  $  (0.59)
                                                                         ========   ========
Shares used in calculating pro forma basic and diluted net
  loss per share............................................               34,582     22,882
                                                                         ========   ========
(*) Stock compensation:
    Cost of service revenue.................................  $     82   $    171   $     17
    Cost of product revenue.................................       194        479         52
    Sales and marketing.....................................       (12)     1,691        445
    Research and development................................       214      2,686        501
    General and administrative..............................     2,563      6,637      3,958
                                                              --------   --------   --------
          Total.............................................  $  3,041   $ 11,664   $  4,973
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                 AT ROAD, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                          NOTES        ACCUMULATED
                                         PREFERRED STOCK           COMMON STOCK          DEFERRED      RECEIVABLE         OTHER
                                      ----------------------   ---------------------      STOCK           FROM        COMPREHENSIVE
                                        SHARES       AMOUNT      SHARES      AMOUNT    COMPENSATION   STOCKHOLDERS        LOSS
                                      -----------   --------   ----------   --------   ------------   -------------   -------------
Balances January 1, 1999............   16,163,789   $  8,469    2,311,125   $      7     $ --            $--           $   --
Net Loss............................
Change in net unrealized loss from
 short-term investments.............                                                                                           (21)
Comprehensive loss..................
Issuance of Series C convertible
 preferred stock at $3.33 per share,
 net of issuance costs of $21.......    6,956,400     23,167
Issuance of Series D convertible
 preferred stock at $8.67 per share,
 net of issuance costs of $50.......    2,309,988     19,970
Common stock issued for consulting
 services...........................                               50,689         43
Exercise of stock options and stock
 purchase rights....................                            5,188,187      1,935                      (1,758)
Deferred stock compensation.........                                          16,605      (16,605)
Amortization of deferred stock
 compensation.......................                                                        4,973
                                      -----------   --------   ----------   --------     --------        -------       -----------
BALANCES, December 31, 1999.........   25,430,177     51,606    7,550,001     18,590      (11,632)        (1,758)              (21)
Net Loss............................
Change in net unrealized income
 (loss) from short-term
 investments........................                                                                                            11
Comprehensive loss..................
Issuance of Series D convertible
 preferred stock at $8.67 per share,
 net of issuance costs of $35.......    1,280,768     11,069
Issuance of Series D convertible
 preferred stock at $10.80 per share
 in connection with the purchase of
 Differential Corrections, Inc.
 assets.............................       78,923        852
Issuance of Series E convertible
 preferred stock at $10.00 per share
 net of issuance costs of $20.......    2,100,000     20,980
Issuance of common stock in
 connection with the purchase of
 Hynet Technologies assets..........                               50,000        740
Conversion of convertible preferred
 stock into common stock............  (28,889,868)   (84,507)  28,889,868     84,507
Common stock issued through initial
 public offering, net of issuance
 costs..............................                            7,000,000     56,841
Exercise of stock options and stock
 purchase rights....................                            2,575,860      2,324                      (1,471)
Common stock issued for consulting
 services...........................                                6,250         51
Issuance of note receivable related
 to previously issued common
 stock..............................                                                                         (80)
Deferred stock compensation.........                                          10,026      (10,026)
Reversal of deferred stock
 compensation due to employee
 terminations.......................                                          (1,871)       1,871
Amortization of deferred stock
 compensation.......................                                                       11,664
                                      -----------   --------   ----------   --------     --------        -------       -----------
BALANCES, December 31, 2000.........      --           --      46,071,979    171,208       (8,123)        (3,309)              (10)
Net Loss............................
Change in net unrealized income
 (loss) from short-term
 investments........................                                                                                            10
Comprehensive loss..................
Shares issued under employee stock
 purchase plan......................                              367,579        672
Exercise of stock options...........                              387,226        282                         (35)
Common stock issued for consulting
 services...........................                                2,250          4
Collection of notes receivable from
 stockholders.......................                                                                         318
Repurchase of common stock through
 cancellation of notes receivable...                             (329,583)      (278)                        278
Deferred stock compensation.........                                              85          (85)
Reversal of deferred stock
 compensation due to employee
 terminations.......................                                          (2,825)       2,825
Amortization of deferred stock
 compensation.......................                                                        3,041
                                      -----------   --------   ----------   --------     --------        -------       -----------
BALANCES, December 31, 2001.........      --        $  --      46,499,451   $169,148     $ (2,342)       $(2,748)      $   --
                                      ===========   ========   ==========   ========     ========        =======       ===========


                                                                        TOTAL
                                      ACCUMULATED   STOCKHOLDERS'   COMPREHENSIVE
                                        DEFICIT        EQUITY           LOSS
                                      -----------   -------------   -------------
Balances January 1, 1999............   $  (2,688)     $  5,788
Net Loss............................     (13,489)      (13,489)       $(13,489)
Change in net unrealized loss from
 short-term investments.............                       (21)            (21)
                                                                      --------
Comprehensive loss..................                                  $(13,510)
                                                                      ========
Issuance of Series C convertible
 preferred stock at $3.33 per share,
 net of issuance costs of $21.......                    23,167
Issuance of Series D convertible
 preferred stock at $8.67 per share,
 net of issuance costs of $50.......                    19,970
Common stock issued for consulting
 services...........................                        43
Exercise of stock options and stock
 purchase rights....................                       177
Deferred stock compensation.........
Amortization of deferred stock
 compensation.......................                     4,973
                                       ---------      --------
BALANCES, December 31, 1999.........     (16,177)       40,608
Net Loss............................     (48,823)      (48,823)       $(48,823)
Change in net unrealized income
 (loss) from short-term
 investments........................                        11              11
                                                                      --------
Comprehensive loss..................                                  $(48,812)
                                                                      ========
Issuance of Series D convertible
 preferred stock at $8.67 per share,
 net of issuance costs of $35.......                    11,069
Issuance of Series D convertible
 preferred stock at $10.80 per share
 in connection with the purchase of
 Differential Corrections, Inc.
 assets.............................                       852
Issuance of Series E convertible
 preferred stock at $10.00 per share
 net of issuance costs of $20.......                    20,980
Issuance of common stock in
 connection with the purchase of
 Hynet Technologies assets..........                       740
Conversion of convertible preferred
 stock into common stock............                    --
Common stock issued through initial
 public offering, net of issuance
 costs..............................                    56,841
Exercise of stock options and stock
 purchase rights....................                       853
Common stock issued for consulting
 services...........................                        51
Issuance of note receivable related
 to previously issued common
 stock..............................                       (80)
Deferred stock compensation.........                    --
Reversal of deferred stock
 compensation due to employee
 terminations.......................
Amortization of deferred stock
 compensation.......................                    11,664
                                       ---------      --------
BALANCES, December 31, 2000.........     (65,000)       94,766
Net Loss............................     (38,647)      (38,647)       $(38,647)
Change in net unrealized income
 (loss) from short-term
 investments........................                        10              10
                                                                      --------
Comprehensive loss..................                                  $(38,637)
                                                                      ========
Shares issued under employee stock
 purchase plan......................                       672
Exercise of stock options...........                       247
Common stock issued for consulting
 services...........................                         4
Collection of notes receivable from
 stockholders.......................                       318
Repurchase of common stock through
 cancellation of notes receivable...
Deferred stock compensation.........
Reversal of deferred stock
 compensation due to employee
 terminations.......................
Amortization of deferred stock
 compensation.......................                     3,041
                                       ---------      --------
BALANCES, December 31, 2001.........   $(103,647)     $ 60,411
                                       =========      ========

                See notes to consolidated financial statements.

                                 AT ROAD, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net loss..................................................  $(38,647)  $(48,823)  $(13,489)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization...........................     4,625      3,385        188
    (Gain) loss on sale of property and equipment...........        (2)      (161)         6
    Amortization of deferred stock compensation.............     3,041     11,664      4,973
    Provision for inventory reserves........................       735        768        199
    Provision for bad debts and sales returns...............     2,442      2,368        153
    Common stock issued for consulting services.............         4         51         43
    Change in assets and liabilities
      Accounts receivable...................................    (2,656)    (6,128)      (898)
      Inventories...........................................    (2,155)    (5,864)    (1,841)
      Deferred product costs................................    (3,386)    (8,428)    (1,809)
      Prepaid expenses and other............................       330       (608)      (110)
      Accounts payable......................................    (1,233)     1,590      1,969
      Accrued and other liabilities.........................    (1,116)     4,855      1,279
      Deferred revenue......................................     3,421      5,962      1,100
                                                              --------   --------   --------
        Net cash used in operating activities...............   (34,593)   (39,351)    (8,237)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchase of property and equipment........................      (763)    (7,550)    (1,621)
  Proceeds from sale of property and equipment..............        --        283         35
  Purchases of short-term investments.......................        --     (6,531)   (17,971)
  Proceeds from maturities of short-term investments........     5,208     15,283      4,011
  Purchase of restricted short-term investments.............       (81)      (135)    (2,000)
  Cash paid in purchase of Differential Corrections, Inc.
    and Hynet Technologies assets, net of cash acquired.....        --     (3,363)        --
  Other assets..............................................      (124)    (1,733)      (173)
                                                              --------   --------   --------
        Net cash provided by (used in) investing
        activities..........................................     4,240     (3,746)   (17,719)
                                                              --------   --------   --------
Cash flows from financing activities:
  Proceeds from sale preferred stock........................        --     32,049     43,137
  Proceeds from sale of common stock........................       919     57,694        177
  Proceeds from payments on note receivable issued to
    stockholders............................................       318         --         --
  Issuance of note receivable related to previous issuance
    of common stock.........................................        --        (80)        --
                                                              --------   --------   --------
Net cash provided by financing activities...................     1,237     89,663     43,314
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (29,116)    46,566     17,358
Cash and cash equivalents:
  Beginning of year.........................................    69,280     22,714      5,356
                                                              --------   --------   --------
  End of year...............................................  $ 40,164   $ 69,280   $ 22,714
                                                              ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest:...................................  $     --   $     --   $     25
                                                              ========   ========   ========
Non-cash investing and financing activities:
  Issuance of common stock for notes receivable.............  $     35   $  1,471   $  1,758
                                                              ========   ========   ========
  Deferred stock compensation...............................  $     85   $ 10,026   $ 16,605
                                                              ========   ========   ========
  Reversal of deferred stock compensation...................  $  2,825   $  1,871   $     --
                                                              ========   ========   ========
  Repurchase of common stock through cancellation of notes
    receivable..............................................  $    278   $     --   $     --
                                                              ========   ========   ========
Purchase of Differential Corrections, Inc. and Hynet
  Technologies assets:
  Value of stock issued.....................................        --      1,592         --
  Cash paid.................................................        --      4,014         --
  Liabilities assumed.......................................        --        215         --
                                                              --------   --------   --------
  Assets acquired (including intangibles of $4,969).........  $     --   $  5,821   $     --
                                                              ========   ========   ========

                See notes to consolidated financial statements.

                                 AT ROAD, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  ORGANIZATION

     At Road, Inc. (the Company), was incorporated in July 1994 in California and commenced operations on July 1, 1996. During 1998, the Company completed the development of its service delivery platform and began substantial sales and marketing efforts. The Company is a leading provider of Internet based productivity enhancement services for companies with mobile workforces through the use of the proprietary global positioning system (GPS) and wireless technologies. In September 2000, the Company reincorporated in the State of Delaware and changed its name from @Road, Inc. to At Road, Inc.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the Company and its wholly-owned subsidiary. Intercompany accounts and transactions are eliminated upon consolidation.

  ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. Actual results could differ from those estimates.

  CASH EQUIVALENTS

     The Company considers all highly liquid debt instruments purchased with a remaining maturity at purchase of 90 days or less to be cash equivalents.

  SHORT-TERM INVESTMENTS

     Short-term investments represent highly liquid debt instruments purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded as accumulated other comprehensive loss within stockholders' equity. While the Company's intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

     Restricted short-term investments consist of a certificate of deposit with an original maturity of greater than 90 days, which is held as collateral under the Company's line of credit agreement (see Note 7). The certificate of deposit is classified as available-for-sale as the sale of such security may be required prior to maturity. At December 31, 2001 and 2000, the fair value of the restricted short-term investment approximated cost.

  CONCENTRATION OF CREDIT RISK

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments consist of checking and savings accounts, money market accounts and highly liquid debt instruments with three financial institutions. The Company sells products primarily to companies in the United States. The Company does not require collateral or other security to support

                                 AT ROAD, INC.

accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers' financial condition.

  INVENTORIES

     Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market.

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to five years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

  INTANGIBLE ASSETS

     Intangible assets, which represent purchased technology, are stated at cost and amortized using the straight-line method over an estimated useful life of three years.

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

  REVENUE RECOGNITION

     Revenue is recognized when earned in accordance with applicable accounting standards, including American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, Software Revenue Recognition, as amended. The Company earns revenues under service contracts, which generally provide service over periods from two to three years, and from related products sold to customers (for which title passes on shipment). The Company's service is only available through use of its product; such product has no alternative use. Accordingly, service revenue is recognized ratably over the minimum service contract period, which commences upon product installation. In addition, the Company defers product revenue at installation and recognizes it ratably over the minimum service contract period. Product costs (not in excess of the related deferred product revenue) are also deferred and amortized over such period. Allowances for sales returns are recorded at the time product revenue is recognized. Customer payments received prior to installation are recorded as customer deposits.

  ADVERTISING COSTS

     All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were approximately $1,345,000, $1,392,000 and $179,000 in 2001, 2000 and 1999,

                                 AT ROAD, INC.

respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, direct mailings and trade show expenses.

  RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses are charged to operations as incurred. Such expenses include product development costs and costs related to the Company's internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During 2000 and 1999, the Company capitalized approximately $869,000 and $242,000 respectively, of costs related to internally developed software systems in accordance with SOP 98-1. During 2001 no research and development costs were capitalized in accordance with SOP 98-1.

  FOREIGN CURRENCY TRANSACTIONS

     The functional currency of the Company's foreign subsidiary is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, nonmonetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses have not been significant to date.

  STOCK-BASED AWARDS

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion
(APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations.

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

  NET LOSS PER COMMON SHARE

     Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company's net losses.

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

  CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

     The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on our future financial position, results of

                                 AT ROAD, INC.

operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products and services or price reductions on current products and services; changes in the overall demand for products and services offered by the Company; market acceptance of the Company's products and services; development of sales channels; changes in third-party manufacturers; changes in key suppliers; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with necessary components and the Company's ability to attract and retain employees necessary to support its growth.

  COMPREHENSIVE LOSS

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At December 31, 2001, accumulated other comprehensive loss is zero. At December 31, 2000, accumulated other comprehensive loss was composed of unrealized losses on short-term investments of $10,000.

  SEGMENT REPORTING

     In 2001, 2000 and 1999, the Company operated in a single reportable segment and will evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in 2001, 2000 and 1999, and had no significant long-lived assets deployed outside the United States at December 31, 2001, 2000 and 1999.

  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 became effective for the Company on January 1, 2001. The adoption of this statement did not have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

  RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company's adoption of SFAS No. 141 did not have an impact on the consolidated financial position, results of operations or cash flows of the Company.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. Management does not expect the adoption of SFAS No. 142 to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                                 AT ROAD, INC.

     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1999 and 2000 financial statement presentation to conform to the 2001 presentation. These reclassifications had no effect on net loss or stockholders' equity.

NOTE 2.  ACQUISITIONS

     In April 2000, the Company purchased substantially all assets and certain related liabilities of Differential Connections, Inc. (Differential) for cash of $4,014,000 and 78,923 shares of the Company's Series D convertible preferred stock with an estimated fair value of $852,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Differential since the date of acquisition have been included in the Company's consolidated financial statements. The total consideration exceeded the fair value of the net tangible assets (liabilities) acquired by approximately $4,969,000, which has been recorded as purchased technology and is being amortized on a straight-line basis over an estimated useful life of three years.

     The following unaudited pro forma information shows the results of operations for 2000 and 1999 as if the Differential purchase had occurred at the beginning of the year. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the respective years presented or of future operations of the combined companies (in thousands, except per share information).

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Net revenues................................................   $ 10,743     $  1,306
Net loss....................................................    (48,940)     (15,828)
Net loss per share, basic and diluted.......................   $  (3.49)    $  (5.73)

     In May 2000, the Company purchased certain assets and related liabilities of Hynet Technologies for 50,000 shares of the Company's common stock. The net assets purchased had an estimated fair value of $740,000 (including $651,000 of cash and $100,000 of assets held for sale). The Company recorded the value of the common stock at $740,000 based on the monetary assets acquired (including the estimated proceeds from the assets held for sale) net of liabilities assumed.

                                 AT ROAD, INC.

NOTE 3.  SHORT-TERM INVESTMENTS

     There were no available-for-sale short-term investments at December 31, 2001.

     Short-term investments included the following available-for-sale securities at December 31, 2000 (in thousands):

                                                                            UNREALIZED   UNREALIZED
                                                       AMORTIZED   MARKET    HOLDING      HOLDING
                                                         COSTS     VALUE      GAINS        LOSSES
                                                       ---------   ------   ----------   ----------
Commercial paper.....................................   $2,332     $2,332       $--         $ --
Corporate debt securities............................    1,855      1,845       --           (10)
U.S. Government debt securities......................    1,021      1,021       --            --
                                                        ------     ------       --          ----
Total................................................   $5,208     $5,198       $--         $(10)
                                                        ======     ======       ==          ====

NOTE 4.  INVENTORIES

     Inventories consist of (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Raw materials...............................................  $5,086   $4,681
Work in process.............................................   1,022      774
Finished goods..............................................   2,288    1,521
                                                              ------   ------
                                                              $8,396   $6,976
                                                              ======   ======

NOTE 5.  PROPERTY AND EQUIPMENT

     Property and equipment consist of (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
Computers and software......................................  $ 9,153   $ 8,514
Manufacturing and office equipment..........................      318       248
Furniture and fixtures......................................      392       334
Leasehold improvements......................................      106       153
                                                              -------   -------
  Total.....................................................    9,969     9,249
Accumulated depreciation and amortization...................   (5,069)   (2,141)
                                                              -------   -------
Property and equipment, net.................................  $ 4,900   $ 7,108
                                                              =======   =======

                                 AT ROAD, INC.

NOTE 6.  ACCRUED LIABILITIES

     Accrued liabilities consist of (in thousands):

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2000
                                                              ------   ------
Accrued compensation and related benefits...................  $2,042   $2,329
Customer deposits...........................................     711      315
Accrued installation charges................................     557      862
Other accrued expenses......................................   1,527    2,366
                                                              ------   ------
Total.......................................................  $4,837   $5,872
                                                              ======   ======

NOTE 7.  LINE OF CREDIT

     The Company has a $2,000,000 revolving line of credit agreement that expires in December 2002. The line of credit provides for issuance of letters of credit of up to $2,000,000. Borrowings bear interest at the restricted certificate of deposit rate plus 2 percent (3.2 percent at December 31, 2001) and are collateralized by a restricted certificate of deposit (see Note 1). There were no borrowings or letters of credit outstanding under this revolving line of credit at December 31, 2001 and 2000.

NOTE 8.  STOCKHOLDERS' EQUITY

  INITIAL PUBLIC OFFERING OF STOCK

     On September 28, 2000, the Company completed the sale of 7,000,000 shares of common stock in an underwritten initial public offering at a price of $9.00 per share. Offering proceeds to the Company, net of the underwriting discount and aggregate expenses of approximately $6,159,000, were approximately $56,841,000. Simultaneously with the closing of the initial public offering, all of the Company's outstanding convertible preferred stock were converted into shares of common stock at a conversion ratio of 1-to-1.

     In connection with the initial public offering, the Company authorized an undesignated class of preferred stock of 10,000,000 shares. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock. No shares were outstanding at December 31, 2001 or 2000.

  EMPLOYEE STOCK PURCHASE PLAN

     In 2000, the Company adopted the 2000 Employee Stock Purchased Plan (the
ESPP). A total of 450,000 shares of common stock are reserved for issuance under the ESPP. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each year beginning in 2001 and ending 2010 by an amount equal to the lesser of 900,000 shares or two percent of the total shares outstanding on the last day of the preceding year. Under the ESPP, shares of common stock will be sold to employees at a price not less than 85 percent of the lower of fair market value at the beginning of the two-year offering period or the end of the six-month purchase periods. In 2001, 367,579 shares were issued at a weighted average price of $1.8275 per share under this plan. At December 31, 2001, 82,421 shares of common stock were reserved for issuance under the plan.

  STOCK OPTION PLANS

     In 2000, the Company adopted the 2000 Stock Option Plan (the 2000 Option
Plan). A total of up to 3,859,978 shares are reserved for issuance under the 2000 Plan at December 31, 2001. In addition, up to

                                 AT ROAD, INC.

9,825,000 shares, if available for grant under the 1996 Stock Option Plan will be granted under the 2000 Option Plan. The number of shares reserved under the 2000 Option Plan will automatically be increased on the first day of each of the fiscals years beginning 2001 and ending 2010 in an amount equal to the lesser of 2,500,000 shares or four percent of the shares outstanding on the last day of the preceding year. These options generally expire ten years from date of grant and generally vest in installments over a four-year period.

     In 2000, the Company adopted the 2000 Directors' Stock Option Plan (the Directors' Plan). A total of up to 1,200,000 shares of common stock are reserved for issuance under the Directors' Plan at the fair market value at the grant date. Under the Directors' Plan, each individual who first becomes a non-employee director after the effective date of the Directors' Plan will receive an automatic initial grant of an option to purchase 40,000 shares. These initial grants generally vest in installments over a four-year period. The Directors' Plan also provides for automatic annual grants of options to purchase 10,000 shares of common stock on the date of each annual meeting of the Company's stockholders to each non-employee director who has served on the board for at least six months prior to the meeting. The automatic grants to purchase 10,000 shares generally vest in installments over a one-year period. Options granted under the Directors' Plan have a term of 10 years from the date of grant.

     Under the Company's 1996 Stock Option Plan, the Board of Directors is authorized to grant to employees, officers, directors and consultants up to 11,326,125 shares of common stock. These options generally expire in ten years from the date of the grant and generally vest in installments over a four-year period.

  STOCK PURCHASE RIGHTS

     In 1999, the Company granted to employees purchase rights for 525,000 shares of common stock at $1.33 per share. Of the shares issuable under the purchase rights, 75,000 of the shares remain subject to repurchase by the Company at the original issuance price; the repurchase right lapses over the remaining nine-month period.

                                 AT ROAD, INC.

     A summary of option and stock purchase right activity is as follows:

                                                                              WEIGHTED
                                                              NUMBER OF       AVERAGE
                                                                SHARES     EXERCISE PRICE
                                                              ----------   --------------
Outstanding, January 1, 1999 (1,062,483 exercisable at a
  weighted average exercise price of $0.07).................   2,131,500       $0.07
Granted (weighted average fair value of $2.34 per share)....   7,572,575        0.55
Exercised...................................................  (5,188,187)       0.37
Canceled....................................................    (459,000)       0.09
                                                              ----------
Outstanding, December 31, 1999 (833,872 exercisable at a
  weighted average exercise price of $0.69).................   4,056,888        0.57
Granted (weighted average fair value of $6.98 per share)....   4,598,450        5.79
Exercised...................................................  (2,575,860)       0.90
Canceled....................................................    (741,093)       5.30
                                                              ----------
Outstanding, December 31, 2000 (576,993 exercisable at a
  weighted average exercise price of $0.87).................   5,338,385        4.25
Granted (weighted average fair value of $2.30 per share)....   3,678,605        2.53
Exercised...................................................    (387,226)       0.73
Canceled....................................................  (1,765,643)       5.36
                                                              ----------
Outstanding, December 31, 2001..............................   6,864,121       $3.24
                                                              ==========

     At December 31, 2001, 2,146,685 shares were available for future grant under the Option Plans.

     Additional information regarding options and stock purchase rights outstanding as of December 31, 2001 is as follows:

                                                  OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                        ----------------------------------------   ----------------------
                                                        WEIGHTED
                                                        AVERAGE       WEIGHTED                   WEIGHTED
                                                       REMAINING       AVERAGE                   AVERAGE
               EXERCISE                               CONTRACTUAL     EXERCISE       NUMBER      EXERCISE
                PRICE                     NUMBER      LIFE (YEARS)      PRICE      EXERCISABLE    PRICE
--------------------------------------  -----------   ------------   -----------   -----------   --------
$0.07 - 0.67..........................     872,364        7.14          $0.36         471,942     $0.24
 1.33 - 1.97..........................   1,801,402        8.81           1.53         470,277      1.47
 2.00 - 2.13..........................   1,849,555        9.51           2.02         100,687      2.08
 3.63 - 3.69..........................     700,000        9.03           3.67              --        --
 4.00 - 4.20..........................     324,000        8.68           4.06         102,241      4.00
 5.20 - 5.69..........................     207,150        9.72           5.31           6,687      5.69
 8.00 - 10.00.........................   1,109,650        8.50           9.44         410,941      9.40
                                         ---------                                  ---------
$0.07 - 10.00.........................   6,864,121        8.78          $3.24       1,562,775     $3.41
                                         =========                                  =========

  STOCK COMPENSATION

     In 2000 and 1999, the Company issued options and purchase rights to employees having a fair value greater than the related exercise price. These options and purchase rights totaled 1,264,875 and 7,045,125 shares of common stock at a weighted average exercise price of $2.28 and $0.59, respectively. The weighted average fair value of the common stock at the time the options were issued was $9.27 and $2.95 per share in 2000 and 1999, respectively. Accordingly, the Company recorded approximately $8,830,000

                                 AT ROAD, INC.

and $15,842,000 as the value of such options in 2000 and 1999, respectively. Stock compensation of $2,957,000, $10,491,000 and $4,436,000 was amortized to expense in 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, the Company had $2,318,000 and $8,101,000 in deferred compensation related to employee options, respectively.

     In 2001, 2000 and 1999, the Company issued non-statutory common stock options to consultants to purchase 12,500, 204,550 and 147,200 shares of common stock, of which options to purchase 149,250, 170,000 and 144,200 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively. Accordingly, the Company recorded $85,000, $1,196,000 and $763,000 as the fair value of such options at December 31, 2001, 2000, and 1999, respectively. Stock compensation of $84,000, $1,173,000 and $537,000 was recognized as a result of issuing these options in 2001, 2000 and 1999, respectively. The fair value attributed to the unvested portion of these options is subject to adjustment based upon the future value of the Company's common stock. The fair values of these options were determined at the date of vesting using the methods specified by SFAS 123 with the following weighted average assumptions: expected life, ten years in 2001, 2000 and 1999; risk-free interest rate, 4.5 percent in 2001 and 6 percent in 2000 and 1999; volatility of 143 percent in 2001 and 95 percent in 2000 and 1999; and no dividends during the expected term. Forfeitures are recognized as they occur.

  ADDITIONAL STOCK PLAN INFORMATION

     As discussed in Note 1, the Company accounts for its stock-based awards using the intrinsic value method in accordance with APB No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements granted at fair market value.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income or loss had the Company adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the following weighted average assumptions: expected life, ten years in 2001, 2000 and 1999; and risk-free interest rate, 4.5 percent in 2001 and 6 percent in 2000 and 1999. The Company's calculation includes volatility of 143 percent in 2001 and 95 percent in 2000 and 1999, and no dividends during the expected term. The Company's calculations are based on a single option valuation approach, and forfeitures are recognized as they occur.

     If the computed minimum values of the Company's stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, loss attributable to common stockholders and basic and diluted loss per share on a pro forma basis (as compared to such items as reported) would have been (in thousands, except per share amounts):

                                                          YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net loss:
  As reported........................................  $(38,647)  $(48,823)  $(13,489)
  Pro forma..........................................  $(43,437)  $(51,786)  $(13,746)
Basic and diluted net loss per share:
  As reported........................................  $  (0.88)  $  (3.48)  $  (4.88)
  Pro forma..........................................  $  (0.99)  $  (3.69)  $  (4.98)

                                 AT ROAD, INC.

  COMMON STOCK

     At December 31, 2001, the Company has reserved shares of common stock for issuance as follows:

Issuance under stock option plans...........................   9,010,806
Issuance under ESPP.........................................      82,421
                                                               ---------
                                                               9,093,227
                                                               =========

  RECEIVABLE FROM SALES OF STOCK

     At December 31, 2001, notes receivable from stockholders representing notes receivable from certain officers and other employees of the Company were composed of (dollars in thousands, except per share amounts):

                                                             STOCK PURCHASED
                                               --------------------------------------------
ISSUE DATE                                     AMOUNT   NUMBER    PER SHARE   INTEREST RATE
----------                                     ------   -------   ---------   -------------
December 1999................................  $  770   577,500     1.33          6.11%
December 1999................................     598   897,500     0.67          6.11%
December 1999................................      16   240,000     0.07          6.11%
January 2000.................................     150   112,500     1.33          6.12%
February 2000................................     250   187,500     1.33          6.12%
March 2000...................................     500   375,000     1.33          6.46%
March 2000...................................     180    45,000     4.00          6.46%
April 2000...................................      80       N/A      N/A          6.60%
September 2000...............................     169    18,750     9.00          6.13%
January 2001.................................      35    52,250     0.67          5.53%
                                               ------
                                               $2,748
                                               ======

     These full recourse notes are secured by common stock and generally are due five years from the issue dates. The April 2000 loan represents a cash loan secured by the shares of stock previously purchased by an officer. The stock sold in connection with certain of these notes and other stock sales for cash are subject to repurchase by the Company at the original issuance price; this right generally lapses over a four-year period subject to continued employment. At December 31, 2001, 1,562,891 shares of common stock were subject to this repurchase right.

                                 AT ROAD, INC.

NOTE 9.  NET LOSS PER SHARE

     The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net loss (numerator), basic and diluted.....................  $(38,647)  $(48,823)  $(13,489)
                                                              ========   ========   ========
Shares (denominator):
          Weighted average common shares outstanding........    46,219     18,071      3,974
          Weighted average common shares outstanding subject
            to repurchase...................................    (2,327)    (4,045)    (1,211)
                                                              --------   --------   --------
          Shares used in computation, basic and diluted.....    43,892     14,026      2,763
                                                              ========   ========   ========
Net loss per share, basic and diluted.......................  $  (0.88)  $  (3.48)  $  (4.88)
                                                              ========   ========   ========
Shares used in computation, basic and diluted...............               14,026      2,763
Weighted average convertible preferred stock outstanding....               20,556     20,119
                                                                         ========   ========
Shares used in computing pro forma per share amounts on a
  converted basis...........................................               34,582     22,882
Pro forma net loss per share on a converted basis, basic and
  diluted...................................................             $  (1.41)  $  (0.59)
                                                                         ========   ========

     For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2001         2000         1999
                                                          ----------   ----------   -----------
Convertible preferred stock.............................          --           --    25,430,177
Shares of common stock subject to repurchase............   1,562,891    3,215,471     4,046,000
Outstanding options and stock purchase rights...........   6,864,121    5,338,385     4,056,888
Weighted average exercise price of options and stock
  purchase rights.......................................  $     3.24   $     4.25   $      0.57
                                                          ==========   ==========   ===========

                                 AT ROAD, INC.

NOTE 10.  COMMITMENTS

  LEASE COMMITMENTS

     The Company leases its principal facilities under noncancelable operating leases expiring in December 2005. Future minimum rental payments under operating leases are as follows (in thousands):

                                                              OPERATING
                                                               LEASES
                                                              ---------
YEAR ENDING DECEMBER 31,
2002........................................................   $1,417
2003........................................................    1,392
2004........................................................    1,438
2005........................................................      728
                                                               ------
Total minimum lease payments................................   $4,975
                                                               ======

     Rent expense was approximately $1,563,000, $984,000 and $225,000 (net of sublease income of approximately $79,000, $203,000 and $50,000) for 2001, 2000 and 1999, respectively.

  PURCHASE COMMITMENTS

     At December 31, 2001, the Company had noncancelable inventory purchase commitments totaling approximately $2,475,000.

NOTE 11.  RESTRUCTURING OF OPERATIONS

     During 2001, the Company adopted a formal plan to reduce operating costs in response to a general downturn in the economy. In connection with these actions, a pre-tax restructuring charge of approximately $218,000 (net of reversals in 2001 of $30,000) was recorded in 2001. The principal actions of the plan involved reducing the number of employees by approximately 11 percent. All areas of the Company were affected by the reduction of 29 employees. The restructuring expense was composed of severance and related costs. The total restructuring expense paid in 2001 was $218,000.

NOTE 12.  INCOME TAXES

     Only minimum state income and franchise taxes were provided for any years presented due to the Company's net losses.

                                 AT ROAD, INC.

     The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate for the years ended December 31 as follows:

                                                               2001       2000       1999
                                                              ------     ------     ------
Federal statutory rate......................................  (35.00)%   (35.00)%   (35.00)%
State taxes, net of federal benefit.........................   (4.84)     (2.60)     (3.90)
Non-deductible stock compensation charges...................    2.78       8.40      11.50
Research and development credits............................   (0.56)     (1.00)     (0.70)
Other.......................................................   (2.22)     (1.20)     (1.70)
Valuation allowance.........................................   39.84      29.00      29.80
                                                              ------     ------     ------
Effective tax rate..........................................      --%        --%        --%

     Net deferred tax assets at December 31 consist of (in thousands):

                                                               2001      2000
                                                              -------   -------
Deferred tax assets:
Net operating loss carry forwards...........................  $28,791   $15,787
Credit carry forwards.......................................    2,567     1,108
Accruals and reserves recognized in different periods.......    3,381     2,593
                                                              -------   -------
Total gross deferred tax assets before valuation
  allowance.................................................   34,739    19,488
Valuation reserve...........................................  (34,739)  (19,488)
                                                              -------   -------
Net deferred tax asset......................................       --        --
                                                              =======   =======

     At December 31, 2001, the Company had federal and state net operating loss carry forwards of approximately $76,728,000 and $37,243,000, respectively, expiring through 2021.

     At December 31, 2001, the Company also had research and development and manufacturing investment credits of approximately $1,450,000 and $1,117,000 available to offset future federal and state income taxes, respectively. The federal tax credit carry forward expires through 2021. The state tax credit carry forward has no expiration.

     Current federal and California tax law includes provisions limiting the annual use of net operating loss and credit carry forwards in the event of certain defined changes in stock ownership. The Company's capitalization described herein may have resulted in such a change. Accordingly, the annual use of the Company's net operating loss and credit carry forwards would be limited according to these provisions. Management has not yet determined the extent of such limitation. Such limitation may result in the loss of carry forward benefits due to their expiration.

NOTE 13.  RELATED PARTY TRANSACTIONS

     The Company purchased approximately $3,007,000 in 2001, $2,779,000 in 2000 and $512,000 in 1999, of inventory from a stockholder. At December 31, 2001 and 2000, approximately $40,000 and $196,000, respectively, owed to the stockholder were included in accounts payable.

NOTE 14.  EMPLOYEE BENEFIT PLAN

     The Company sponsors a 401(k) Saving and Retirement Plan (the Plan) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, between 1 percent and 15 percent of their annual compensation, but not to exceed a maximum contribution amount pursuant to

                                 AT ROAD, INC.

Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for any of the years presented.

NOTE 15. QUARTERLY FINANCIAL DATA (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                       DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,   DECEMBER 31,   SEPTEMBER 30,   JUNE 30,   MARCH 31,
                           2001           2001          2001       2001          2000           2000          2000       2000
                       ------------   -------------   --------   ---------   ------------   -------------   --------   ---------
CONSOLIDATED
  STATEMENTS OF
  OPERATIONS DATA:
Total revenues.......    $ 8,613         $ 7,530      $  6,193   $  5,114      $  4,211       $  3,051      $  2,171   $  1,190
Loss from
  operations.........     (7,420)         (9,510)      (11,140)   (13,216)      (13,677)       (13,919)      (14,168)   (10,087)
Net loss.............    $(7,144)        $(8,993)     $(10,351)  $(12,159)     $(12,489)      $(13,253)     $(13,615)  $ (9,466)
                         =======         =======      ========   ========      ========       ========      ========   ========
Basic and diluted net
  loss per share.....    $ (0.16)        $ (0.20)     $  (0.24)  $  (0.28)     $  (0.29)      $  (2.13)     $  (3.68)  $  (2.64)
                         =======         =======      ========   ========      ========       ========      ========   ========
Shares used in
  calculating basic
  and diluted net
  loss per share.....     44,668          44,213        43,798     42,890        42,598          6,221         3,696      3,590
                         =======         =======      ========   ========      ========       ========      ========   ========

                                                                     SCHEDULE II

                                 AT ROAD, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                  ADDITIONS
                                                     BALANCE AT      AND       WRITE-OFF    BALANCE AT
                                                     BEGINNING    CHARGES TO      AND         END OF
                                                      OF YEAR      EXPENSES    DEDUCTIONS      YEAR
                                                     ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 2001
Accounts receivable allowance......................    $2,247       $2,442       $1,056       $3,633
                                                       ======       ======       ======       ======
Inventory reserve..................................    $  967       $  735       $  452       $1,250
                                                       ======       ======       ======       ======
YEAR ENDED DECEMBER 31, 2000
Accounts receivable allowance......................    $  153       $2,368       $  274       $2,247
                                                       ======       ======       ======       ======
Inventory reserve..................................    $  199       $  768       $   --       $  967
                                                       ======       ======       ======       ======
YEAR ENDED DECEMBER 31, 1999
Accounts receivable allowance......................    $   --       $  153       $   --       $  153
                                                       ======       ======       ======       ======
Inventory reserve..................................    $   --       $  199       $   --       $  199
                                                       ======       ======       ======       ======

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AT ROAD, INC.

                                          BY:        /s/ KRISH PANU
                                            ------------------------------------
                                                         Krish Panu
                                               President and Chief Executive
                                                           Officer

Date: March 28, 2002

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

                   SIGNATURE                                     TITLE                       DATE
                   ---------                                     -----                       ----
                 /s/ KRISH PANU                         Chairman of the Board of        March 28, 2002
------------------------------------------------     Directors, President and Chief
                   Krish Panu                              Executive Officer

              /s/ THOMAS C. HOSTER                          Vice President,             March 28, 2002
------------------------------------------------     Finance and Administration and
                Thomas C. Hoster                        Chief Financial Officer




               /s/ RODRIC C. FAN                              Director and              March 28, 2002
------------------------------------------------        Chief Technology Officer
                 Rodric C. Fan




                /s/ KRIS CHELLAM                                Director                March 28, 2002
------------------------------------------------
                  Kris Chellam




              /s/ STUART PHILLIPS                               Director                March 28, 2002
------------------------------------------------
                Stuart Phillips




             /s/ ANDREW T. SHEEHAN                              Director                March 28, 2002
------------------------------------------------
               Andrew T. Sheehan




              /s/ T. PETER THOMAS                               Director                March 28, 2002
------------------------------------------------
                T. Peter Thomas

                                 EXHIBIT INDEX

 3.4*    Amended and Restated Bylaws of the Registrant.
 3.5*    Amended and Restated Certificate of Incorporation of the
         Registrant.
 4.1*    Specimen Stock Certificate.
10.1*+   CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997.
10.2*+   Form of Wireless Network Services Agreement and Form of
         Purchase Agreement for Goods.
10.3*+   Product License and Collaboration Agreement between the
         Registrant and Intel Corporation dated January 28, 2000.
10.4*+   Product Purchase Agreement between the Registrant and
         Novatel Wireless Technologies, Inc. dated January 1, 2000.
10.5*+   Product Purchase Agreement between the Registrant and
         Novatel Wireless Technologies, Inc. dated April 1, 2000.
10.6*+   Design and Purchase Contract between the Registrant and
         Philsar Electronics, Inc. dated April 11, 1997.
10.7*+   Joint Marketing Agreement between the Registrant and Cellco
         Partnership dated June 25, 1999 and Amendment No. 1 dated
         October 12, 1999.
10.8*    Sublease Agreement between the Registrant and Sterling
         Software (Western), Inc. dated August 24, 1999.
10.9*    Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease
         dated April 18, 1995.
10.10*   Sublease Agreement between the Registrant and LSI Logic
         Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated
         February 8, 2000.
10.11*   Agreement between the Registrant and Elnet Technologies Ltd.
         dated November 16, 1999.
10.12*   1996 Stock Option Plan.
10.13*   2000 Stock Option Plan.
10.14*   2000 Employee Stock Purchase Plan.
10.15*   2000 Directors' Stock Option Plan.
10.16*   Form of Indemnification Agreement.
10.17*   Asset Purchase Agreement between the Registrant and
         Differential Corrections, Inc. dated March 8, 2000.
10.18*   Asset Purchase Agreement between the Registrant and Hynet
         Technologies dated March 23, 2000.
10.19*   Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000.
10.20*+  CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000.
10.21*   Joint Marketing Agreement between the Registrant and GTE
         Wireless Service Corporation dated May 5, 2000.
10.22*   Loan and Security Agreement between the Registrant and
         Silicon Valley Bank dated June 30, 1999, Loan Modification
         Agreement dated July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement
         dated March 31, 2000.
10.23*+  Strategic Agreement between the Registrant and Hitachi
         Software Engineering Co., Ltd. dated July 21, 2000.
10.24*   Lease Agreement between the Registrant and ProLogis Limited
         Partnership-I dated August 3, 2000.
10.25**  First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001.

  10.26**  Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 21, 2001.
   10.27+  Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January
           19, 2001.
   10.28+  Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001.
   10.29+  Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000.
   10.30+  Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile
           Communications LLC dated January 10, 2002.
   10.31+  Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001.
   10.32+  Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc.
           dated December 28, 2001.
    10.33  Loan Modification Agreements between the Registrant and Silicon Valley Bank dated July 31, 2001,
           September 30, 2001 and November 5, 2001.
    10.34  Co-Marketing Agreement between the Registrant and Southern Communications Services, Inc. dated March 4,
           2002.
    21.1*  List of Subsidiaries.
    23.1   Independent Auditors' Consent.
    24.1   Power of Attorney (see page 53).

---------------

 * Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

** Incorporated by reference to our Report on Form 10-K filed with the SEC on March 30, 2001.

 + Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.