Form 10-Q
period 2002-03-31
AT ROAD INC
filed 2002-05-14
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-31511

AT ROAD, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3209170 (I.R.S. Employer Identification No.)

47200 Bayside Parkway
Fremont, CA 94538
(Address of principal executive offices, including zip code)

510-668-1638
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

     As of May 9, 2002 there were 46,372,940 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001.

Condensed Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001.

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the three months ended March 31, 2002 and 2001 and the nine months ended December 31, 2001.

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001.

Notes to Condensed Consolidated Financial Statements.

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.

	Item 2.	Changes in Securities and Use of Proceeds.

	Item 4.	Submission of Matters to a Vote of Security Holders.

	Item 6.	Exhibits and Reports on Form 8-K.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.

At Road, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)
(unaudited)

	March 31,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$37,018	$40,164
Restricted short-term investments	2,222	2,216
Accounts receivable, net	5,144	4,781
Inventories	8,183	8,396
Deferred product costs and other current assets	8,931	9,081

Total current assets	61,498	64,638
Property and equipment, net	4,332	4,900
Deferred product costs, intangibles and other assets	8,542	8,936

Total assets	$74,372	$78,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,465	$2,377
Accrued liabilities	4,831	4,837
Deferred revenue	6,462	6,124

Total current liabilities	13,758	13,338
Deferred revenue and other long-term liabilities	4,755	4,725

Total liabilities	18,513	18,063
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none at March 31, 2002 and December 31, 2001	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 46,712,260 at March 31, 2002 and 46,449,451 at December 31, 2001	168,747	169,148
Deferred stock compensation	(1,594)	(2,342)
Notes receivable from stockholders	(2,437)	(2,748)
Accumulated deficit	(108,857)	(103,647)

Total stockholders’ equity	55,859	60,411

Total liabilities and stockholders’ equity	$74,372	$78,474

See notes to condensed consolidated financial statements.

At Road, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Revenues:
Service	$7,251	$3,723
Product	2,449	1,391

Total revenues	9,700	5,114

Costs and expenses:
Cost of service revenue	3,209	2,843
Cost of product revenue	3,954	2,646
Sales and marketing	2,998	5,065
Research and development	1,586	2,237
General and administrative	2,836	3,830
Intangibles amortization	414	414
Stock compensation(*)	61	1,295

Total costs and expenses	15,058	18,330

Loss from operations	(5,358)	(13,216)
Interest income, net	239	1,075
Other income (expense), net	(91)	(18)

Net loss	$(5,210)	$(12,159)

Basic and diluted net loss per share	$(0.12)	$(0.28)

Shares used in calculating basic and diluted net loss per share	45,287	42,890

(*) Stock compensation:
Cost of service revenue	$2	$29
Cost of product revenue	31	64
Sales and marketing	17	180
Research and development	104	143
General and administrative	(93)	879

Total	$61	$1,295

See notes to condensed consolidated financial statements.

At Road, Inc.

Condensed Consolidated Statements of Stockholders’
Equity And Comprehensive Loss
For the three months ended March 31, 2002 and 2001
and the nine months ended December 31, 2001
(In thousands, except share amounts)
(unaudited)

				Notes	Accumulated
	Common Stock		Deferred	Receivable	Other	Accumu-		Total
			Stock	From	Comprehensive	lated	Stockholders'	Comprehensive
	Shares	Amount	Compensation	Stockholders	Income (Loss)	Deficit	Equity	Loss

BALANCES, December 31, 2000	46,071,979	$171,208	$(8,123)	$(3,309)	$(10)	$(65,000)	$94,766	$—
Net loss						(12,159)	(12,159)	(12,159)
Change in net unrealized income (loss) from short-term investments					18		18	18

Comprehensive loss								$(12,141)

Exercise of stock options	93,450	72		(34)			38
Common stock issued for consulting services	2,250	4					4
Collection of notes receivable from stockholders				50			50
Deferred stock compensation		13	(13)
Reversal of deferred stock compensation due to employee terminations		(582)	582
Amortization of deferred stock compensation	—	—	1,295	—	—	—	1,295

BALANCES, March 31, 2001	46,167,679	170,715	(6,259)	(3,293)	8	(77,159)	84,012
Net loss						(26,488)	(26,488)	(26,488)
Change in net unrealized income (loss) from short-term investments					(8)		(8)	(8)

Comprehensive loss								$(26,496)

Shares issued under the employee stock purchase plan	367,579	672					672
Exercise of stock options	293,776	210		(1)			209
Collection of notes receivable from stockholders				268			268
Repurchase of common stock through cancellation of notes receivable	(329,583)	(278)		278
Deferred stock compensation		72	(72)
Reversal of deferred stock compensation due to employee terminations		(2,243)	2,243
Amortization of deferred stock compensation	—	—	1,746	—	—	—	1,746

BALANCES, December 31, 2001	46,499,451	169,148	(2,342)	(2,748)	—	(103,647)	60,411
Net loss						(5,210)	(5,210)	$(5,210)

Exercise of stock options	306,559	412					412
Collection of notes receivable from stockholders				185			185
Repurchase of common stock through cancellation of notes receivable	(93,750)	(126)		126
Deferred stock compensation		52	(52)
Reversal of deferred stock compensation due to employee terminations		(739)	739
Amortization of deferred stock compensation	—	—	61	—	—	—	61

BALANCES, March 31, 2002	46,712,260	$168,747	$(1,594)	$(2,437)	$—	$(108,857)	$55,859

See notes to condensed consolidated financial statements.

At Road, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three months ended
	March 31,

	2002	2001

Cash flows from operating activities:
Net loss	$(5,210)	$(12,159)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,177	1,145
Amortization of deferred stock compensation	61	1,295
Provision for inventory reserves	198	(18)
Provision for bad debts and sales returns	718	671
Common stock issued for consulting services	—	4
Change in assets and liabilities
Accounts receivable	(1,081)	(578)
Inventories	15	(949)
Deferred product costs	238	(1,840)
Prepaid expenses and other	(99)	65
Accounts payable	88	937
Accrued and other liabilities	(31)	128
Deferred revenue	393	1,157

Net cash used in operating activities	(3,533)	(10,142)

Cash flows from investing activities:
Purchase of property and equipment	(195)	(234)
Proceeds from maturities of short-term investments	—	4,480
Purchase of restricted short-term investments	(6)	(24)
Other assets	(9)	(69)

Net cash provided by (used in) investing activities	(210)	4,153

Cash flows from financing activities:
Proceeds from sale of common stock	412	38
Proceeds from payments on notes receivable issued to stockholders	185	50

Net cash provided by financing activities	597	88

Net decrease in cash and cash equivalents	(3,146)	(5,901)
Cash and cash equivalents:
Beginning of period	40,164	69,279

End of period	$37,018	$63,378

Non-cash investing and financing activities:
Issuance of common stock for notes receivable	$—	$34

Deferred stock compensation	$52	$13

Reversal of deferred stock compensation	$739	$582

Repurchase of common stock through cancellation of notes receivable	$126	$-—

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

The accompanying condensed consolidated financial statements were prepared by At Road, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to fairly present the financial condition, results of operations, and cash flows for such periods. Results of operations for the periods presented are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the Company’s consolidated and audited financial statements and notes thereto in its Form 10-K (No. 000-31511), filed on March 28, 2002 with the SEC.

Note 2 — Basic and Diluted Net Loss Per Share

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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

	Three months ended
	March 31,

	2002	2001

Weighted average common shares outstanding	46,607	46,153
Weighted average common shares outstanding subject to repurchase	(1,320)	(3,263)

Shares used in computation, basic and diluted	45,287	42,890

The total number of options and restricted stock subject to repurchase excluded from the diluted net loss per share computation for the three months ended March 31, 2002 and 2001 were as follows (in thousands):

	Three months ended
	March 31,

	2002	2001

Shares of common stock subject to repurchase	1,152	2,807
Outstanding options and stock purchase rights	6,616	6,387

Note 3 — Balance Sheet Items

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

	March 31,	December 31,
	2002	2001

Raw materials	$4,938	$5,086
Work in process	929	1,022
Finished goods	2,316	2,288

Total	$8,183	$8,396

Deferred product costs and other current assets consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

Current deferred product costs	$8,350	$8,599
Prepaid expenses and other	581	482

Total	$8,931	$9,081

Deferred product costs, intangibles, and other assets consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

Purchased technology	$1,657	$2,071
Non-current deferred product costs	5,102	5,091
Other	1,783	1,774

Total	$8,542	$8,936

Deferred revenue and other long-term liabilities consists of the following (in thousands):

	March 31,	December 31,
	2002	2001

Deferred revenue	$4,481	$4,426
Other long-term liabilities	274	299

Total	$4,755	$4,725

Note 4 — Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At March 31, 2002 and 2001, accumulated other comprehensive income, comprised of unrealized income on short-term investments, was zero and $8,000 respectively.

Notes 5 — Intangible Assets

In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test on other intangibles and determined that no impairment was necessary.

Information regarding the Company’s intangible assets is as follows (in thousands):

	March 31, 2002			December 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Depreciation	Net	Amount	Depreciation	Net

Purchased technology	$4,969	$3,312	$1,657	$4,969	$2,898	$2,071

For the three months ended March 31, 2002 and the year ended December 31, 2001, amortization of purchased technology was $414,000 and $1,656,000, respectively. The estimated amortization for the two years subsequent to December 31, 2001 is as follows:

Year Ended	Amortization
December 31,	Expense

2002	$1,656
2003	415

Total	$2,071

Note 6 — Segment Reporting

In the three months ended March 31, 2002 and 2001, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in the three months ended March 31, 2002 and 2001 and had no significant long-lived assets deployed outside the United States at March 31, 2002.

Note 7 — Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows during the three months ended March 31, 2002.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows during the three months ended March 31, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our historical and future losses, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in our annual report on Form 10-K (No. 000-31511), dated March 28, 2002 and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2001 and in our other filings with the SEC.

OVERVIEW

We integrate Global Positioning System technology, wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. Our service is an easy-to-use, cost-effective, Internet-based service for mobile resource management that provides location, reporting, dispatch, messaging and other management services. Our service allows customers to use our website to monitor the activities of their employees, vehicles and goods and services, and provides for two-way messaging between our customers and their mobile workers. Our service also allows customers to conduct business operations such as event confirmation, signature verification and forms processing while in the field. We believe our service provides significant value to our customers by reducing the costs and increasing the efficiency of their operations.

From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources. In the second half of 1998, we introducedFleetASAP, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet to enable companies to efficiently manage their mobile resources. Our service includes a proprietary hardware device embedded with software, our platform, that integrates wireless Internet connectivity with a Global Positioning System receiver. The platform is installed in any type of vehicle and receives signals transmitted from Global Positioning System satellites to determine the location, velocity and orientation of the vehicle. These data are transmitted over wireless networks and the Internet to our Wireless Applications Processing Center. Our customers can retrieve the information using an Internet browser or wired or mobile telephone. Because the customer data and solution software reside at our Wireless Applications Processing Center, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as proprietary hardware, software and data networking equipment, to use our service.

Since 1998, we have derived substantially all of our revenues from the sale of our service and the associated product hardware. Our service revenue is composed of monthly fees. Our customers can contract to receive our service for terms of one, two or three years and can purchase enhanced service features for additional fees. As more customers use our service, the impact on our service revenue is compounded. Our product revenue consists of sales of the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant. We defer product revenue from our platform at installation and recognize it ratably over the minimum service contract period. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Allowances for sales returns are recorded at the time product revenue is recognized.

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

We will incur substantial stock compensation expense in current and future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period using the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge in each period can fluctuate depending on our stock price and volatility. At March 31, 2002, deferred stock compensation expense was $1.6 million, which will be amortized in future periods.

Since inception, we have invested substantially in research and development, marketing, the building of sales channels and our overall infrastructure. We anticipate that such investments will continue to grow in the near future. We have incurred losses in each quarter since inception and expect to incur net losses in the foreseeable future. At March 31, 2002, we had an accumulated deficit of $108.9 million. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

Critical Accounting Policies

Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 1 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K (No. 000-31511), dated March 28, 2002, is a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

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

In 1999, 2000 and to a lesser degree in 2001 and the three months ended March 31, 2002, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products.

Allowances for Doubtful Accounts

Historically, we have had a significant number of small to medium sized companies utilizing our products and services. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30-day payment terms. At the time that customers contract with us for our service, we assess their creditworthiness.

During economic downturns, certain of our customers may have difficulty with their cash flows. The nature of our relationship with our customers is inherently long-term and we may extend payment terms on an exception basis. We regularly review our customers’ ability to satisfy their payment obligations and provide an allowance for doubtful accounts for all specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance. These allowances are based on our experience in collecting such accounts.

Although we believe that we can make reliable estimates for doubtful accounts, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate revenue and bad debt expense. Actual results may differ from those estimates.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 and 2001

Service Revenue

Service revenue, which is comprised of monthly fees, increased from $3.7 million to $7.3 million for the three months ended March 31, 2001 and 2002, respectively. This growth is consistent with the increases in our installed base of subscribers.

Product Revenue

Product revenue rose from $1.4 million for the three months ended March 31, 2001 to $2.4 million for the same period in 2002. This growth is consistent with the increases in our installed base of subscribers.

Cost of Service Revenue

Cost of service revenue consists of employee salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Wireless Applications Processing Center. Cost of service revenue increased from $2.8 million to $3.2 million for the three months ended March 31, 2001 and 2002, respectively. The growth in cost of service revenue resulted from increases in direct service delivery expenses, service infrastructure and personnel costs.

Cost of Product Revenue

Cost of product revenue consists of the cost of our hardware, including the Internet Location Manager, Internet Data Terminal, and ruggedized personal digital assistant; costs associated with the final assembly, test, provisioning, delivery, and installation of our products; and other costs such as provisions for inventory and repair costs. In 1999, 2000 and to a lesser degree in 2001 and the three months ended March 31, 2002, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below costs, we expense the difference at the time of shipment of the related products. Generally, we expect the selling prices of our products to be approximately equal to or exceed the product costs in future periods. The impact of selling products below costs on future cash flow from operations is expected to be minimal as our service revenue stream expands and is renewed.

Cost of product revenue rose from $2.6 million for the three months ended March 31, 2001 to $4.0 million for the same period in 2002. The increase in cost of product revenue was attributable primarily to the expansion of our business and the resulting increase in the number of subscribers using our services.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses decreased from $5.1 million for the three months ended March 31, 2001 to $3.0 million for the same period in 2002. Sales and marketing headcount decreased from 106 at March 31, 2001 to 84 at March 31, 2002. Decreases in sales commissions, employee-related expenses and marketing campaigns comprised the majority of the decrease. As our sales channels expand, we expect that sales and marketing expenses may grow.

Research and Development Expenses

Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased from $2.2 million for the three months ended March 31, 2001 to $1.6 million for the same period in 2002. Research and development headcount decreased from 86 at March 30, 2001 to 67 at March 31, 2002. Decreases in salaries and consultant expenses accounted for the majority of the decrease in expenses.

General and Administrative Expenses

General and administrative expenses consist of employee salaries, related executive and administrative accounting and professional fees, recruiting and provisions for doubtful accounts. General and administrative expenses decreased from $3.8 million for the three months ended March 31, 2001 to $2.8 million for the same period in 2002. The decrease was due to a reduction in consulting and employee related expenses. General and administrative headcount decreased from 61 to 48 at March 31, 2001 and 2002, respectively. We expect that general and administrative expenses may continue to increase as we incur such expenses in anticipation of the growth of the business and our operation as a public company.

Intangibles Amortization

Intangibles amortization relates to the intangible assets (purchased technology) that are being amortized over an estimated useful life of three years.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. We adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have an impact on our financial position, results of operations or cash flows during the three months ended March 31, 2002.

Stock Compensation Expense

Deferred stock compensation expense related to stock option grants to employees and consultants was $1.6 million at March 31, 2002. Stock compensation expense is amortized on an accelerated basis over the vesting period of individual awards. Amortization of deferred stock compensation expense decreased from $1.3 million for the three months ended March 31, 2001 to approximately $61,000 for the same period ended March 31, 2002. These decreases were the result of lower amortization in later periods under the accelerated amortization method and reversals of stock compensation expense previously recognized on the unvested portion of stock options held by employees terminated during the three months ended March 31, 2002.

Interest Income, net

Net interest income is comprised of interest earned on cash, cash equivalents, and short-term investments. Net interest income decreased from $1.1 million for the three months ended March 31, 2001 to $239,000 for the same period in 2002. This decrease resulted from declines in cash, cash equivalents and investments in debt securities of the capital raised in our initial public offering and related lower yields.

Income Taxes

Since inception, we have incurred net losses for federal and state tax purposes. Except for minimum state income and franchise taxes, we have not recognized any tax provision or benefit.

Net Loss

Net loss decreased from $12.2 million for the three months ended March 31, 2001 to $5.2 million for the same period in 2002. Our operating costs decreased from $18.3 million to $15.1 million for the three months ended March 31, 2001 and 2002, respectively. The impact of this reduction in expenses was accompanied by an increase in revenues from $5.1 million to $9.7 million for the three months ended March 31, 2001 and 2002, respectively.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, we held $37.0 million in cash and cash equivalents and $2.2 million in restricted short-term investments. We held no available-for-sale securities at March 31, 2002.

We currently have a $2.0 million revolving line of credit facility. The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.2 million. At March 31, 2002, we had a standby letter of credit outstanding for a total of $100,000. The line of credit expires on December 31, 2002.

Net cash used in operating activities was $3.5 million and $10.1 million for the three months ended March 31, 2002 and 2001, respectively. Cash used in operating activities during the three months ended March 31, 2002, was attributed primarily to net losses and increases in accounts receivable, offset in part by depreciation and amortization, provision for bad debts, decreases in inventory and deferred product costs and an increase in deferred revenue. Cash used in operating activities during the three months ended March 31, 2001 was attributed primarily to net losses and increases in deferred product costs, inventory and accounts receivable, offset in part by amortization of deferred stock compensation, depreciation and amortization and an increase in deferred revenues.

Net cash used in investing activities during the three months ended March 31, 2002, was $210,000 and resulted from purchases of property and equipment and other assets. Cash provided by investing activities during the three months ended March 31, 2001, was $4.2 million and was due to the sale of short-term investments, offset by the purchase of property and equipment and other assets.

Net cash provided by financing activities was $597,000 and $88,000 for the three months ended March 31, 2002 and 2001, respectively. In both periods, cash provided was attributed to the sale of common stock and proceeds from payments on notes receivable issued to stockholders.

At March 31, 2002 approximately $3.5 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of March 31, 2002 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. Generally, we record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As we grow our business, deferred product costs will generally exceed deferred revenue due to our practice of recording deferred product costs at time of shipment versus deferred revenue at time of installation.

We believe that our cash, cash equivalents and restricted short-term investments will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for at least the next 12 months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to obtain a larger credit facility or to sell additional equity or debt securities, which may not be available on commercially reasonable terms or at all, and which could dilute existing stockholders.

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

An evaluation of our business is difficult because we have a limited operating history. We commenced operations in July 1996 and commercially offered our first services in the second half of 1998. We may not achieve profitability or continue to grow. We face a number of risks encountered by early-stage companies in the Global Positioning System, wireless communications and Internet information industries, including:

•	our need to introduce reliable and robust products and services that meet the demanding needs of customers;

•	our need to expand our marketing, sales and support organizations, as well as our distribution channels;

•	our ability to anticipate and respond to market competition and technological change;

•	the uncertainty of market acceptance of our services;

•	our need to manage expanding operations;

•	our dependence on wireless carriers;

•	limited coverage of wireless networks; and

•	migration to new networks, which could cause our products to be out of date or incompatible with new networks.

Our business strategy may not be successful, and we may not successfully address these risks.

We have historically incurred losses and these losses may increase in the future.

We have never been profitable. As of March 31, 2002, we had an accumulated deficit of $108.9 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. In order to facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	delays in market acceptance or implementation by customers of our services;

•	changes in length of sales cycles of or demand by our customers for existing and additional services;

•	changes in or cancellations of our agreements with wireless carriers;

•	introduction of new services by us or our competitors;

•	changes in our pricing policies or those of our competitors or suppliers;

•	changes in our mix of sources of revenues;

•	changes in the productivity of our distribution channels;

•	changes in accounting standards, including standards relating to revenue recognition, business combinations and stock-based compensation;

•	wireless data and Internet market conditions; and

•	general economic and political conditions.

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

If one or more of the agreements we have with wireless carriers is terminated, we may be unable to offer our services to our customers within the carrier’s coverage area.

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

If these parties do not perform their obligations, we may be unable to find other suppliers or operate our business. A subscriber requires an Internet Location Manager to use our service. To use our service with two-way messaging, a subscriber requires an Internet Location Manager and either an Internet Data Terminal or a ruggedized personal digital assistant. The Internet Location Manager, which we install in each subscribing vehicle, determines the vehicle’s location, velocity and orientation, and gathers other information about the vehicle. The Internet Data Terminal, when installed in subscriber’s vehicle, adds the incremental ability to send and receive messages to and from the vehicle. We cannot be sure that alternative sources for key components used in the Internet Location Manager and the Internet Data Terminal will be available when needed, or if available, that these components will be available on commercially reasonable terms. We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers or manufacturers. Our sole suppliers and manufacturers of key components include:

•	Taiwan Semiconductor Manufacturing Company, our sole manufacturer of Global Positioning System receiver chips;

•	Conexant Systems (formerly Philsar Electronics), our sole manufacturer of radio frequency chips;

•	Orient Semiconductor Electronics, our sole manufacturer of Internet Location Managers;

•	Micronet, our sole supplier of Internet Data Terminals; and

•	Symbol Technologies, our sole supplier of ruggedized personal digital assistants.

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

The market for our services is competitive and is expected to become even more competitive in the future. Our customers choose our services primarily on the basis of the functionality, ease of use, quality, geographic coverage of our services and corporate financial strength. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include:

•	other providers of vehicle-location services, such as QUALCOMM, whose OmniTRACS service uses satellite communication technology to manage fleets of trucks that travel long distances;

•	other wireless Internet companies, such as Openwave, Research in Motion and Aether Systems;

•	companies working on emergency-911 solutions, such as True Position;

•	companies with solutions that integrate location, wireless communications and call centers, such as General Motors; and

•	companies that provide wireless, location-relevant applications, such as SignalSoft.

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

A disruption of our services due to accidental or intentional security breaches may harm our reputation, cause a loss of revenues and increase our expenses.

Unauthorized access, computer viruses and other accidental or intentional actions could disrupt our information systems or communications networks. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the transmission of our customers’ proprietary information is not protected by encryption technology. If a third party were to misappropriate our customers’ proprietary information, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

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

The accurate reporting of location-relevant information is critical to our customers’ businesses. If we fail to accurately report location-relevant information, we could lose customers, our reputation and ability to attract new customers could be harmed, and we could be exposed to legal liability. We may not have insurance adequate to cover losses we may incur as a result of these inaccuracies.

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

We may be subject to claims for damages related to errors and malfunctions of our hardware components or their installation. A product liability claim could seriously harm our business because of the costs of defending against this type of lawsuit, diversion of employees’ time and attention, and potential damage to our reputation. Some of our agreements with our customers contain provisions designed to limit exposure to potential product liability claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims.

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

We are continually evaluating business alliances and external investments in technologies related to our business. Acquisitions of companies, divisions of companies, businesses or products and strategic alliances entail numerous risks, any of which could materially harm our business in several ways, including:

•	diversion of management’s attention from our core business objective and other business concerns;

•	failure to integrate the acquired company into our pre-existing business;

•	potential loss of key employees from either our pre-existing business or the acquired business;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the acquired company.

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

Our services function only on Cellular Digital Packet Data networks or Integrated Digital Enhanced Networks. These protocols cover only portions of the U.S. and Canada, and may not gain widespread market acceptance. If wireless carriers decide to abandon these protocols in favor of other types of wireless technology, we may not be able to provide our current services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use our services outside the current coverage area.

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

Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business, the market price of our common stock may rise and fall in response to:

•	announcements of technological or competitive developments;

•	acquisitions or strategic alliances by us or our competitors;

•	the gain or loss of a significant customer or order;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	security breaches; and

•	disposition of shares of our common stock held by large investors.

When the market price of a company’s stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources from our business.

Our certificate of incorporation and bylaws and state law contain provisions that could discourage a takeover.

We have adopted a certificate of incorporation and bylaws, which in addition to state law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These provisions include the following:

•	establishing a classified board in which only a portion of the total board members will be elected at each annual meeting;

•	authorizing the board to issue preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder action by written consent; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Our directors, officers and greater than 5 percent stockholders own a majority of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short-Term Investments

     At March 31, 2002, we did not hold any available-for-sale securities.

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

27

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

The net offering proceeds to us after deducting the total expenses above were approximately $57.0 million. From the closing of the offering through the three months ended March 31, 2002, we used such net offering proceeds, in direct or indirect payments to others, as follows:

Investment in cash, cash equivalents and short-term, interest bearing securities	$38,000,000
Other working capital	19,000,000

Total	$57,000,000

Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of our Registration Statement.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits: None.

(b)  The Company filed no reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT ROAD, INC.

By: /s/ Thomas C. Hoster Thomas C. Hoster Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2002