Form 10-Q
period 2002-06-30
AT ROAD INC
filed 2002-08-14
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to _____________________

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

Yes  [X]          No  [   ]

     As of August 8, 2002 there were 47,106,994 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at June 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the six months ended June 30, 2002 and 2001 and the six months ended December 31, 2001

Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities and Use of Proceeds

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

At Road, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)
(unaudited)

	June 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$34,943	$40,164
Restricted short-term investments	2,228	2,216
Accounts receivable, net	5,073	4,781
Inventories	7,727	8,396
Deferred product costs and other current assets	9,304	9,081

Total current assets	59,275	64,638
Property and equipment, net	3,641	4,900
Deferred product costs, intangibles and other assets	6,945	8,936

Total assets	$69,861	$78,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,436	$2,377
Accrued liabilities	4,480	4,837
Deferred revenue	6,636	6,124

Total current liabilities	12,552	13,338
Deferred revenue and other long-term liabilities	4,276	4,725

Total liabilities	16,828	18,063
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none at June 30, 2002 and December 31, 2001	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 47,089,918 at June 30, 2002 and 46,499,451 at December 31, 2001	169,332	169,148
Deferred stock compensation	(1,127)	(2,342)
Notes receivable from stockholders	(2,068)	(2,748)
Accumulated deficit	(113,104)	(103,647)

Total stockholders’ equity	53,033	60,411

Total liabilities and stockholders’ equity	$69,861	$78,474

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenues:
Service	$7,957	$4,544	$15,208	$8,267
Product	2,501	1,649	4,950	3,040

Total revenues	10,458	6,193	20,158	11,307

Costs and expenses:
Cost of service revenue	3,325	3,285	6,534	6,128
Cost of product revenue	3,796	2,882	7,750	5,528
Sales and marketing	2,604	4,835	5,602	9,900
Research and development	1,476	2,204	3,062	4,441
General and administrative	1,879	3,177	4,715	7,007
Restructuring charges	—	248	—	248
Intangibles amortization	414	414	828	828
Stock compensation(*)	376	288	437	1,583

Total costs and expenses	13,870	17,333	28,928	35,663

Loss from operations	(3,412)	(11,140)	(8,770)	(24,356)

Other income (expense), net:
Interest income, net	215	775	455	1,850
Investment impairment charge	(1,035)	—	(1,035)	—
Other income (expense)	(15)	14	(107)	(4)

Total other income (expense), net	(835)	789	(687)	1,846

Net loss	$(4,247)	$(10,351)	$(9,457)	$(22,510)

Basic and diluted net loss per share	$(0.09)	$(0.24)	$(0.21)	$(0.52)

Shares used in calculating basic and diluted net loss per share	45,904	43,798	45,596	43,344

(*) Stock compensation:
Cost of service revenue	$9	$18	$11	$47
Cost of product revenue	25	49	56	113
Sales and marketing	(1)	(177)	16	3
Research and development	87	(216)	191	(73)
General and administrative	256	614	163	1,493

Total	$376	$288	$437	$1,583

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Stockholders’
Equity And Comprehensive Loss
For the six months ended June 30, 2002 and 2001
and the six months ended December 31, 2001
(In thousands, except share amounts)
(unaudited)

				Notes	Accumulated
	Common Stock		Deferred	Receivable	Other	Accumu-		Total
			Stock	From	Comprehensive	lated	Stockholders’	Comprehensive
	Shares	Amount	Compensation	Stockholders	Income (Loss)	Deficit	Equity	Loss

BALANCES, January 31, 2001	46,071,979	$171,208	$(8,123)	$(3,309)	$(10)	$(65,000)	$94,766
Net loss						(22,510)	(22,510)	$(22,510)
Change in net unrealized income (loss) from short-term investments					10		10	10

Comprehensive loss								$(22,500)

Shares issued under employee stock purchase plan	173,480	317					317
Exercise of stock options	174,417	128		(35)			93
Common stock issued for consulting services	2,250	4					4
Collection of notes receivable from stockholders				154			154
Repurchase of unvested options exercised	(329,583)	(278)		278
Deferred stock compensation		24	(24)
Reversal of deferred stock compensation due to employee terminations		(2,466)	2,466
Amortization of deferred stock compensation	—	—	1,583	—	—	—	1,583

BALANCES, June 30, 2001	46,092,543	168,937	(4,098)	(2,912)	0	(87,510)	74,417
Net loss						(16,137)	(16,137)	$(16,137)

Change in net unrealized income (loss) from short-term investments
Comprehensive loss
Shares issued under the employee stock purchase plan	194,099	355					355
Exercise of stock options	212,809	154					154
Collection of notes receivable from stockholders				164			164
Repurchase of common stock through cancellation of notes receivable
Deferred stock compensation		61	(61)
Reversal of deferred stock compensation due to employee terminations		(359)	359
Amortization of deferred stock compensation	—	—	1,458	—	—	—	1,458

BALANCES, December 31, 2001	46,499,451	169,148	(2,342)	(2,748)	—	(103,647)	60,411
Net loss						(9,457)	(9,457)	$(9,457)

Shares issued through employee stock purchase plan	259,725	508					508
Exercise of stock options	424,492	580					580
Collection of notes receivable from stockholders				554			554
Repurchase of common stock through cancellation of notes receivable	(93,750)	(126)		126
Deferred stock compensation		17	(17)
Reversal of deferred stock compensation due to employee terminations		(795)	795
Amortization of deferred stock compensation	—	—	437	—	—	—	437

BALANCES, June 30, 2002	47,089,918	$169,332	$(1,127)	$(2,068)	$—	$(113,104)	$53,033

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Six months ended
	June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(9,457)	$(22,510)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,360	2,293
Loss on disposal of property and equipment	19	—
Investment impairment charge	1,035	—
Amortization of deferred stock compensation	437	1,583
Provision for inventory reserves	577	234
Provision for bad debts and sales returns	477	1,060
Common stock issued for consulting services	—	4
Change in assets and liabilities:
Accounts receivable	(769)	(780)
Inventories	92	(3,293)
Deferred product costs	328	236
Prepaid expenses and other	(424)	(3,174)
Accounts payable	(941)	2,289
Accrued and other liabilities	(407)	(400)
Deferred revenue	113	2,101

Net cash used in operating activities	(6,560)	(20,357)

Cash flows from investing activities:
Purchase of property and equipment	(292)	(413)
Purchase of short-term investments	—	(739)
Proceeds from maturities of short-term investments	—	5,937
Interest received on restricted short-term investments	(12)	(47)
Other assets	1	(157)

Net cash provided by (used in) investing activities	(303)	4,581

Cash flows from financing activities:
Proceeds from sale of common stock	1,088	411
Proceeds from payments on note receivable issued to stockholders	554	154

Net cash provided by financing activities	1,642	565

Net decrease in cash and cash equivalents	(5,221)	(15,211)
Cash and cash equivalents:
Beginning of period	40,164	69,280

End of period	$34,943	$54,069

Non-cash investing and financing activities:
Issuance of common stock for notes receivable	$—	$34

Deferred stock compensation	$17	$24

Reversal of deferred stock compensation	$795	$2,466

Repurchase of common stock through cancellation of notes receivable	$126	$—

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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average common shares outstanding	46,942	46,175	46,775	46,164
Weighted average common shares outstanding subject to repurchase	(1,038)	(2,377)	(1,179)	(2,820)

Shares used in computation, basic and diluted	45,904	43,798	45,596	43,344

The total number of options and restricted stock subject to repurchase excluded from the diluted net loss per share computation for the three and six months ended June 30, 2002 and 2001 were as follows (in thousands):

	Three and six months ended
	June 30,

	2002	2001

Shares of common stock subject to repurchase	914	2,062
Outstanding options and stock purchase rights	6,860	6,056

Note 3 — Balance Sheet Items

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

	June 30,	December 31,
	2002	2001

Raw materials	$4,580	$5,086
Work in process	903	1,022
Finished goods	2,244	2,288

Total	$7,727	$8,396

Deferred product costs and other current assets consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

Current deferred product costs	$8,398	$8,599
Prepaid expenses and other current assets	906	482

Total	$9,304	$9,081

Deferred product costs, intangibles and other assets consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

Purchased technology	$1,243	$2,071
Non-current deferred product costs	4,964	5,091
Other assets	738	1,774

Total	$6,945	$8,936

At December 31, 2001, the Company held approximately 148,000 shares of preferred stock in Cellport Systems, Inc., valued at $1,035,000 and which represented approximately seven percent ownership in the company. The Company accounts for this investment using the cost method. During the quarter ended June 30, 2002, it was determined that the investment had experienced a decline in value that was other than temporary. Accordingly, $1,035,000 was expensed in the quarter ended June 30, 2002.

Deferred revenue and other long-term liabilities consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

Deferred revenue	$4,027	$4,426
Other long-term liabilities	249	299

Total	$4,276	$4,725

Note 4 — Restructuring of Operations

During June 2001, the Company adopted a formal plan to reduce operating costs in response to a general downturn in the economy. In connection with these actions, a pre-tax restructuring charge of approximately $248,000 was recorded in June 2001. The principal actions of the plan involved reducing the number of employees by approximately 11 percent. All areas of the Company were affected by the reduction of 29 employees. The restructuring expense was comprised of severance and related costs. The total restructuring expense paid in 2001 was $218,000. The remaining $30,000 of costs were not incurred and were reversed during the three months ending September 30, 2001.

Note 5 — Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At June 30, 2002 and 2001, accumulated other comprehensive income was zero.

Notes 6 — Intangible Assets

In connection with the adoption of SFAS No. 142, the Company performed a transitional impairment test on other intangibles and determined that no impairment was necessary.

Information regarding the Company’s intangible assets is as follows (in thousands):

	June 30, 2002			December 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	amount	depreciation	Net	amount	depreciation	Net

Purchased technology	$4,969	$3,726	$1,243	$4,969	$2,898	$2,071

For the six months ended June 30, 2002 and the year ended December 31, 2001, amortization of purchased technology was $828,000 and $1,656,000, respectively. The estimated amortization for the two years subsequent to December 31, 2001 is as follows:

Year Ended	Amortization
December 31,	expense

2002	$1,656
2003	415

Total	$2,071

Note 7 — Segment Reporting

In the six months ended June 30, 2002 and 2001, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in the six months ended June 30, 2002 and 2001 and had no significant long-lived assets deployed outside the United States as of June 30, 2002.

Note 8 — Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows during the six months ended June 30, 2002.

In October 2001, FASB issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows during the six months ended June 30, 2002.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supercedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources. In the second half of 1998, we introduced FleetASAP, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet to enable companies to efficiently manage their mobile resources. Our service includes our platform, a proprietary hardware device embedded with software, that integrates wireless Internet connectivity with a Global Positioning System receiver. The platform is installed in any type of vehicle and receives signals transmitted from Global Positioning System satellites to determine the location, velocity and orientation of the vehicle. These data are transmitted over wireless networks and the Internet to our Wireless Applications Processing Center. Our customers can retrieve the information using an Internet browser or wired or mobile telephone. Because the customer data and solution software reside at our Wireless Applications Processing Center, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as proprietary hardware, software and data networking equipment, to use our service.

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

We will incur substantial stock compensation expense in current and future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period using the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge for options granted to consultants in each period can fluctuate depending on our stock price and volatility. At June 30, 2002, deferred stock compensation expense was $1.1 million, which will be amortized in future periods.

Since inception, we have invested substantially in research and development, marketing, the building of sales channels and our overall infrastructure. We anticipate that such investments will grow in the near future. We have incurred losses in each quarter since inception and expect to incur net losses in the foreseeable future. At June 30, 2002, we had an accumulated deficit of $113.1 million. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

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

Our product revenue primarily consists of sales of the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant. We defer product revenue at installation and recognize it ratably over the minimum service contract, which is generally a two or three year period. Our service renewal rates are not considered priced at a bargain in comparison to the initial product selling prices (as described in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements). Changes to the pricing of our products and services in the future could result in the recognition of product revenue over periods that extend beyond the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

In 1999, 2000 and to a lesser degree in 2001 and the six months ended June 30, 2002, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products.

Allowances for Doubtful Accounts

Historically, we have had a significant number of small to medium sized companies utilizing our products and services. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30-day payment terms. At the time that customers contract with us for our service, we assess their creditworthiness.

During economic downturns, certain of our customers may have difficulty with their cash flows. The nature of our relationship with customers is inherently long-term and we may extend payment terms on an exception basis. We regularly review our customers’ ability to satisfy their payment obligations and provide an allowance for doubtful accounts for all specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance. These allowances are based on our experience in collecting such accounts.

Although we believe that we can make reliable estimates for doubtful accounts, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate revenue and bad debt expense. Actual results may differ from those estimates.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 2002 and 2001

Service Revenue

Service revenue, which is comprised of monthly fees, increased from $4.5 million for the three months ended June 30, 2001 to $8.0 million for the same period in 2002, and increased from $8.3 million to $15.2 million for the six months ended June 30, 2001 and 2002, respectively. This growth is consistent with the increases in our installed base of subscribers.

Product Revenue

Product revenue rose from $1.6 million for the three months ended June 30, 2001 to $2.5 million for the same period in 2002. Product revenue rose from $3.0 million to $5.0 million for the six months ended June 30, 2001 and 2002, respectively. This growth is consistent with the increases in our installed base of subscribers.

Cost of Service Revenue

Cost of service revenue consists of employee salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Wireless Applications Processing Center. Cost of service revenue remained at $3.3 million for the three months ended June 30, 2001 and 2002. Cost of service revenue increased from $6.1 million to $6.5 million for the six months ended June 30, 2001 and 2002, respectively. The growth in cost of service revenue resulted from increases in direct service delivery expenses, offset by reductions in service infrastructure and personnel costs.

Cost of Product Revenue

Cost of product revenue consists of the cost of our hardware, including the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant; costs associated with the final assembly, test, provisioning, delivery, and installation of our products; and other costs such as provisions for inventory and repair costs. In 1999, 2000 and to a lesser degree in 2001 and the six months ended June 30, 2002, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Generally, we expect the selling prices of our products to be approximately equal to or exceed the product costs in future periods. The impact of selling products below costs on future cash flow from operations is expected to be minimal as our service revenue stream expands.

Cost of product revenue rose from $2.9 million for the three months ended June 30, 2001 to $3.8 million for the same period in 2002. Cost of product revenue rose from $5.5 million to $7.8 million for the six months ended June 30, 2001 and 2002, respectively. The increase in cost of product revenue was attributable primarily to the expansion of our business and the resulting increase in the number of subscribers using our services.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses decreased from $4.8 million for the three months ended June 30, 2001 to $2.6 million for the same period in 2002. Sales and marketing expenses decreased from $9.9 million for the six months ended June 30, 2001 to $5.6 million for the same period in 2002. Sales and marketing headcount decreased from 91 at June 30, 2001 to 79 at June 30, 2002. Decreases in sales commissions, employee-related expenses and marketing campaigns comprised the majority of the decrease. As our sales channels expand, we expect that sales and marketing expenses may grow.

Research and Development Expenses

Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased from $2.2 million for the three months ended June 30, 2001 to $1.5 million for the same period in 2002. Research and development expenses decreased from $4.4 million for the six months ended June 30, 2001 to $3.1 million for the same period in 2002. Research and development headcount decreased from 67 at June 30, 2001 to 65 at June 30, 2002. Decreases in consultant and employee related expenses accounted for the majority of the decrease in expenses.

General and Administrative Expenses

General and administrative expenses consist of employee salaries, related executive and administrative accounting and professional fees, recruiting and provisions for doubtful accounts. General and administrative expenses decreased from $3.2 million for the three months ended June 30, 2001 to $1.9 million for the same period in 2002. The decrease was due to a reduction in the provisions for allowances for doubtful accounts, coupled with reductions in employee related expenses. General and administrative expenses decreased from $7.0 million for the six months ended June 30, 2001 to $4.7 million for the same period in 2002. The decreases were due to the reduction in the provisions for allowances for doubtful accounts because of favorable cash collections, employee related and consulting expenses. The provision for doubtful accounts decreased from $389,000 and $1,060,000 for the three and six months ended June 30, 2001 to $(241,000) and $477,000 for the same periods in 2002, respectively, as a result of favorable cash collections from our customers. General and administrative headcount increased from 49 at June 30, 2001 to 50 at June 30, 2002. We expect that general and administrative expenses may increase as we incur such expenses in anticipation of the growth of the business.

Restructuring Charges

During the second quarter of 2001 and in response to a general downturn in the economy, we undertook a formal plan to lower our cost structure and reorganized to more effectively develop, market and sell mobile resource management products and services. This effort resulted in the total number of employees being reduced by approximately 11 percent. Restructuring expenses, comprised of severance and related costs, were $248,000. The total restructuring expense paid in 2001 was $218,000. The remaining $30,000 of costs were not incurred and were reversed during the three months ended September 30, 2001.

Intangibles Amortization

Intangibles amortization relates to the intangible assets (purchased technology) that are being amortized over an estimated useful life of three years.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have an impact on our financial position, results of operations or cash flows during the six months ended June 30, 2002.

Stock Compensation Expense

Deferred stock compensation expense related to stock option grants to employees and consultants was $1.1 million at June 30, 2002. Stock compensation expense is amortized on an accelerated basis over the vesting period of individual awards. Amortization of deferred stock compensation expense increased from $288,000 for the three months ended June 30, 2001 to $376,000 for the same period in 2002. The increase was due to reversals of stock compensation expense previously recognized on the unvested portion of stock options held by employees that were terminated during the three months ended June 30, 2001. This reversal more than offset the lower amortization under the accelerated amortization method in the same period in 2002. Amortization of deferred stock compensation expense decreased from $1.6 million to approximately $437,000 for the six months ended June 30, 2001 and 2002, respectively. The decrease was the result of lower amortization in later periods under the accelerated amortization method.

Investment Impairment Charge

At December 31, 2001, we held approximately 148,000 shares of preferred stock in Cellport Systems, Inc., valued at $1,035,000 and which represented approximately seven percent ownership in the company. We account for this investment using the cost method. During the quarter ended June 30,

2002, we determined that the investment had experienced a decline in value that was other than temporary. Accordingly, we expensed $1,035,000 in the quarter ended June 30, 2002.

Interest Income, net

Net interest income is comprised of interest earned on cash, cash equivalents and short-term investments. Net interest income decreased from $775,000 for the three months ended June 30, 2001 to $215,000 for same period in 2002. Net interest income decreased from $1.9 million for the six months ended June 30, 2001 to $455,000 for the same period in 2002. These decreases resulted from declines in cash, cash equivalents and investments in debt securities of the capital raised in our initial public offering and related lower yields.

Income Taxes

Since inception, we have incurred net losses for federal and state tax purposes. Except for minimum state income and franchise taxes, we have not recognized any tax provision or benefit.

Net Loss

Net loss decreased from $10.4 million for the three months ended June 30, 2001 to $4.2 million for the same period in 2002. Net loss decreased from $22.5 million for the six months ended June 30, 2001 to $9.5 million for the same period in 2002. Our operating costs decreased from $17.3 million to $13.9 million for the three months ended June 30, 2001 and 2002, respectively, and decreased from $35.7 million to $28.9 million for the six months ended June 30, 2001 and 2002, respectively. The impact of this reduction in expenses was accompanied by an increase in revenues from $6.2 million to $10.5 million for the three months ended June 30, 2001 and 2002, respectively, and an increase in revenues from $11.3 million to $20.2 million for the six months ended June 30, 2001 and 2002, respectively.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we held $34.9 million in unrestricted cash and cash equivalents and $2.2 million in restricted short-term investments. We held no unrestricted available-for-sale securities at June 30, 2002.

We currently have a $2.0 million revolving line of credit facility. The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.2 million. At June 30, 2002, we had a standby letter of credit outstanding for a total of $100,000. The line of credit expires on December 31, 2002.

Net cash used in operating activities was $6.6 million and $20.4 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in operating activities during the six months ended June 30, 2002, was attributed primarily to net losses, decreases in accounts payable, accrued and other liabilities and an increase in accounts receivable, offset in part by depreciation and amortization, investment impairment charge, provision for inventory reserves and provision for bad debts. Cash used in operating activities during the six months ended June 30, 2001 was attributed primarily to net losses, increases in accounts receivable, inventories and prepaid expenses and other, offset in part by depreciation and amortization, increases in accounts payable, deferred revenue, amortization of stock compensation and provision for bad debts.

Net cash used in investing activities during the six months ended June 30, 2002, was $303,000 and primarily resulted from purchases of property and equipment. Cash provided by investing activities during the six months ended June 30, 2001, was $4.6 million and was due to the sale of short-term investments, offset by the purchase of property and equipment and an increase in other assets.

Net cash provided by financing activities was $1.6 million and $565,000 for the six months ended June 30, 2002 and 2001, respectively. In both periods, cash provided was attributed to the sale of common stock and proceeds from payments on notes receivable issued to stockholders.

At June 30, 2002 approximately $2.9 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of June 30, 2002 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. Generally, we record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As we grow our business, deferred product costs will generally exceed deferred revenue due to our practice of recording deferred product costs at time of shipment versus deferred revenue at time of installation.

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

An evaluation of our business is difficult because we have a limited operating history. We commenced operations in July 1996 and commercially offered our first services in the second half of 1998. We may not achieve profitability or continue to grow. We face a number of risks encountered by companies in the Global Positioning System, wireless communications and Internet information industries, including:

•	our need to introduce reliable and robust products and services that meet the demanding needs of customers;

•	our need to expand our marketing, sales and support organizations, as well as our distribution channels;

•	our ability to anticipate and respond to market competition and technological change;

•	the uncertainty of market acceptance of our services;

•	our need to manage expanding operations;

•	our dependence on wireless carriers;

•	limited coverage of wireless networks; and

•	migration to new networks, which could cause our products to be incompatible with new networks or out of date.

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

We have never been profitable. At June 30, 2002, we had an accumulated deficit of $113.1 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. In order to facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

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

Wireless carriers offering services compatible with our service have little overlap in their primary service coverage areas. Our existing agreements with wireless carriers may be terminated upon as little as fifteen-days written notice or immediately upon the occurrence of certain conditions. If one or more of our wireless carriers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of service to our customers in that coverage area.

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

If these parties do not perform their obligations, we may be unable to find other suppliers or operate our business. A subscriber requires an Internet Location Manager to use our service. To use our service with two-way messaging, a subscriber requires an Internet Location Manager and either an Internet Data

Terminal or a ruggedized personal digital assistant. The Internet Location Manager, which we install in each subscribing vehicle, determines the vehicle’s location, velocity and orientation, and gathers other information about the vehicle. The Internet Data Terminal, when installed in a subscriber’s vehicle, adds the incremental ability to send and receive messages to and from the vehicle. We cannot be sure that alternative sources for key components used in the Internet Location Manager and the Internet Data Terminal will be available when needed, or if available, that these components will be available on commercially reasonable terms. We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers or manufacturers. Our sole suppliers and manufacturers of key components include:

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

Additionally, our sole manufacturer of radio frequency chips, Conexant Systems, has notified us that it will discontinue manufacturing our radio frequency chips. We believe that at the termination of our relationship with Conexant Systems, we will have sufficient quantities of radio frequency chips to meet our needs through 2003. We are in the process of qualifying alternative sources for this component. We cannot be sure, however, that alternative sources of radio frequency chips will be available when needed, or if available, that the component will be available on commercially reasonable terms.

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

The market for our services is competitive and is expected to become even more competitive in the future. Our customers choose our services primarily on the basis of the functionality, ease of use, quality, geographic coverage of our services and corporate financial strength. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include:

•	other providers of vehicle-location services, such as QUALCOMM, whose OmniTRACS service uses satellite communication technology to manage fleets of trucks that travel long distances;

•	other wireless Internet companies, such as Openwave, Research in Motion and Aether Systems;

•	companies with solutions that integrate location, wireless communications and call centers, such as General Motors; and

•	companies that provide wireless, location-relevant applications, or that are working on emergency-911 solutions, such as SignalSoft (a subsidiary of Openwave).

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Short-Term Investments

At June 30, 2002, we did not hold any unrestricted available-for-sale securities.

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

The net offering proceeds to us after deducting the total expenses above were approximately $57.0 million. From the closing of the offering through the three months ended June 30, 2002, we used such net offering proceeds, in direct or indirect payments to others, as follows:

Investment in cash, cash equivalents and short-term, interest bearing securities	$36,000,000
Other working capital	21,000,000

Total	$57,000,000

Each of such amounts is a reasonable estimate of the application of the net offering proceeds. This use of proceeds does not represent a material change in the use of proceeds described in the prospectus of our Registration Statement.

Item 4.  Submission of Matters to a Vote of Security Holders.

On May 23, 2002, we held our annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

1.	The election of the following nominee to serve as a member of our Board of Directors:

Nominee	In Favor	Withheld

Andrew T. Sheehan	37,099,412	751,665

2.	The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2002:

For (37,827,438)	Against (17,208)	Abstain (6,431)

The names of each other director whose term of office as a director continued after the annual meeting of stockholders are the following:

Kris Chellam
Krish Panu
Stuart Phillips
T. Peter Thomas

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1	Statement pursuant to 18 U.S.C. Section 1350.
99.2	Statement pursuant to 18 U.S.C. Section 1350.

(b)	The Company filed no reports on Form 8-K during the three months ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT ROAD, INC. By: /s/ Thomas C. Hoster Thomas C. Hoster Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 14, 2002

Exhibit Index

Exhibit No.	Description of Exhibit

99.1	Statement pursuant to 18 U.S.C. Section 1350
99.2	Statement pursuant to 18 U.S.C. Section 1350