Form 10-Q
period 2002-09-30
AT ROAD INC
filed 2002-11-14
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________________ to __________________________________

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

Yes  [X]    No  [   ]

     As of November 1, 2002 there were 47,524,452 shares of the registrant’s Common Stock outstanding.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets at September 30, 2002 and December 31, 2001

Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss for the nine months ended September 30, 2002 and 2001 and the three months ended December 31, 2001

Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

At Road, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)
(unaudited)

	September 30,	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$35,191	$40,164
Restricted short-term investments	2,235	2,216
Accounts receivable, net	6,444	4,781
Inventories	6,400	8,396
Deferred product costs and other current assets	9,552	9,081

Total current assets	59,822	64,638
Property and equipment, net	3,038	4,900
Deferred product costs, intangibles and other assets	7,474	8,936

Total assets	$70,334	$78,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,146	$2,377
Accrued liabilities	5,065	4,837
Deferred revenue	7,248	6,124

Total current liabilities	14,459	13,338
Deferred revenue and other long-term liabilities	5,145	4,725

Total liabilities	19,604	18,063
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none at September 30, 2002 and December 31, 2001	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 47,195,392 at September 30, 2002 and 46,499,451 at December 31, 2001	169,412	169,148
Deferred stock compensation	(747)	(2,342)
Notes receivable from stockholders	(2,068)	(2,748)
Accumulated deficit	(115,867)	(103,647)

Total stockholders’ equity	50,730	60,411

Total liabilities and stockholders’ equity	$70,334	$78,474

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
Service	$8,657	$5,550	$23,865	$13,818
Product	2,659	1,980	7,609	5,020

Total revenues	11,316	7,530	31,474	18,838

Costs and expenses:
Cost of service revenue	3,440	3,375	9,974	9,503
Cost of product revenue	4,264	3,933	12,015	9,461
Sales and marketing	2,433	4,201	8,035	14,100
Research and development	1,476	1,575	4,538	6,015
General and administrative	1,875	2,692	6,590	9,700
Restructuring charges	—	(30)	—	218
Amortization of intangibles	418	414	1,246	1,242
Stock compensation (*)	380	880	817	2,463

Total costs and expenses	14,286	17,040	43,215	52,702

Loss from operations	(2,970)	(9,510)	(11,741)	(33,864)

Other income (expense), net:
Interest income, net	202	529	657	2,385
Investment impairment charge	—	—	(1,035)
Other income (expense), net	6	(12)	(101)	(22)

Total other income (expense), net	208	517	(479)	2,363

Net loss	$(2,762)	$(8,993)	$(12,220)	$(31,501)

Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.27)	$(0.72)

Shares used in calculating basic and diluted net loss per share	46,355	44,213	45,849	43,634

(*) Stock compensation:
Cost of service revenue	$7	$20	$18	$67
Cost of product revenue	25	46	81	159
Sales and marketing	36	63	52	9
Research and development	83	137	274	122
General and administrative	229	614	392	2,106

Total	$380	$880	$817	$2,463

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Stockholders’
Equity And Comprehensive Loss
For the nine months ended September 30, 2002 and 2001
and the three months ended December 31, 2001
(In thousands, except share amounts)
(unaudited)

				Notes	Accumulated
	Common Stock		Deferred	Receivable	Other	Accumu-		Total
			Stock	From	Comprehensive	lated	Stockholders’	Comprehensive
	Shares	Amount	Compensation	Stockholders	Income (Loss)	Deficit	Equity	Loss

BALANCES, January 1, 2001	46,071,979	$171,208	$(8,123)	$(3,309)	$(10)	$(65,000)	$94,766
Net loss						(31,501)	(31,501)	$(31,501)
Change in net unrealized income (loss) from short-term investments					10		10	10

Comprehensive loss								$(31,491)

Shares issued under employee stock purchase plan	173,480	317					317
Exercise of stock options	267,691	193		(34)			159
Common stock issued for consulting services	2,250	4					4
Collection of notes receivable from stockholders				295			295
Repurchase of unvested options exercised	(329,583)	(278)		278			—
Deferred stock compensation		23	(23)				—
Reversal of deferred stock compensation due to employee terminations		(2,569)	2,569				—
Amortization of deferred stock compensation	—	—	2,463	—	—	—	2,463

BALANCES, September 30, 2001	46,185,817	168,898	(3,114)	(2,770)	—	(96,501)	66,513
Net loss						(7,146)	(7,146)	$(7,146)

Change in net unrealized income (loss) from short-term investments
Comprehensive loss
Shares issued under the employee stock purchase plan	194,099	354					354
Exercise of stock options	119,535	88					88
Collection of notes receivable from stockholders				22			22
Deferred stock compensation		63	(63)				—
Reversal of deferred stock compensation due to employee terminations		(255)	255				—
Amortization of deferred stock compensation	—	—	580	—	—	—	580

BALANCES, December 31, 2001	46,499,451	169,148	(2,342)	(2,748)	—	(103,647)	60,411
Net loss						(12,220)	(12,220)	$(12,220)

Shares issued through employee stock purchase plan	259,725	508					508
Exercise of stock options	529,966	660					660
Collection of notes receivable from stockholders				554			554
Repurchase of unvested options exercised	(93,750)	(126)		126			—
Deferred stock compensation		17	(17)				—
Reversal of deferred stock compensation due to employee terminations		(795)	795				—
Amortization of deferred stock compensation	—	—	817	—	—	—	817

BALANCES, September 30, 2002	47,195,392	$169,412	$(747)	$(2,068)	$—	$(115,867)	$50,730

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Nine months ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(12,220)	$(31,501)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,534	3,452
Loss on disposal of property and equipment	19	—
Investment impairment charge	1,035	—
Amortization of deferred stock compensation	817	2,463
Provision for inventory reserves	718	559
Provision for bad debts and sales returns	386	1,551
Common stock issued for consulting services	—	4
Change in assets and liabilities:
Accounts receivable	(2,049)	(2,516)
Inventories	1,278	(3,078)
Deferred product costs	(974)	466
Prepaid expenses and other	(200)	(3,903)
Accounts payable	(231)	883
Accrued and other liabilities	148	(315)
Deferred revenue	1,624	3,216

Net cash used in operating activities	(6,115)	(28,719)

Cash flows from investing activities:
Purchase of property and equipment	(445)	(613)
Interest received on restricted short-term investments	(19)	5,134
Other assets	(116)	(227)

Net cash provided by (used in) investing activities	(580)	4,294
Cash flows from financing activities:
Proceeds from sale of common stock	1,168	475
Proceeds from payments on note receivable issued to stockholders	554	295

Net cash provided by financing activities	1,722	770

Net decrease in cash and cash equivalents	(4,973)	(23,655)
Cash and cash equivalents:
Beginning of period	40,164	69,280

End of period	$35,191	$45,625

Non-cash investing and financing activities:
Deferred stock compensation	$17	$23

Reversal of deferred stock compensation	$795	$2,569

Repurchase of common stock through cancellation of notes receivable	$126	$278

Issuance of common stock for notes receivable	$—	$34

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

The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

Weighted average common shares outstanding	47,135	46,170	46,895	46,166
Weighted average common shares outstanding subject to repurchase	(780)	(1,957)	(1,046)	(2,532)

Shares used in computation, basic and diluted	46,355	44,213	45,849	43,634

The total number of options and restricted stock subject to repurchase excluded from the diluted net loss per share computation for the three and nine months ended September 30, 2002 and 2001 were as follows (in thousands):

	Three and nine months ended
	September 30,

	2002	2001

Shares of common stock subject to repurchase	607	1,813
Outstanding options	8,011	6,052

Note 3 — Balance Sheet Items

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

	September 30,	December 31,
	2002	2001

Raw materials	$3,649	$5,086
Work in process	767	1,022
Finished goods	1,984	2,288

Total	$6,400	$8,396

Current deferred product costs and other current assets consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

Current deferred product costs	$8,870	$8,599
Prepaid expenses and other current assets	682	482

Total	$9,552	$9,081

Non-current deferred product costs, intangibles and other assets consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

Purchased technology	$905	$2,071
Non-current deferred product costs	5,794	5,091
Other assets	775	1,774

Total	$7,474	$8,936

At December 31, 2001, the Company held approximately 148,000 shares of preferred stock in Cellport Systems, Inc., with a book value of $1,035,000 and which represented approximately seven percent ownership in Cellport Systems, Inc. The Company accounts for this investment using the cost method. During the quarter ended June 30, 2002, it was determined that the investment had experienced a decline in value that was other than temporary. Accordingly, $1,035,000 was expensed in the quarter ended June 30, 2002.

Non-current deferred revenue and other long-term liabilities consists of the following (in thousands):

	September 30,	December 31,
	2002	2001

Non-current deferred revenue	$4,926	$4,426
Other long-term liabilities	219	299

Total	$5,145	$4,725

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

Note 5 — Comprehensive Income (Loss)

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At September 30, 2002 and 2001, accumulated other comprehensive income was zero.

Notes 6 — Intangible Assets

In connection with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, the Company performed a transitional impairment test on other intangibles and determined that no impairment was necessary.

Information regarding the Company’s intangible assets is as follows (in thousands):

	September 30, 2002			December 31, 2001

	Carrying	Accumulated		Carrying	Accumulated
	amount	depreciation	Net	amount	depreciation	Net

Purchased technology	$5,049	$4,144	$905	$4,969	$2,898	$2,071

For the nine months ended September 30, 2002 and the year ended December 31, 2001, amortization of purchased technology was $1,246,000 and $1,656,000, respectively. The estimated amortization for the three years subsequent to December 31, 2001 is as follows (in thousands):

Year ended	Amortization
December 31,	expense

2002	$1,668
2003	455
2004	28

Total	$2,151

Note 7 — Segment Reporting

In the nine months ended September 30, 2002 and 2001, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in the nine months ended September 30, 2002 and 2001 and had no significant long-lived assets deployed outside the United States as of September 30, 2002.

Note 8 — Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. The Company adopted SFAS No. 142 for its fiscal year beginning January 1, 2002. The adoption of SFAS No. 142 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2002.

In October 2001, FASB issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2002.

In June 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (EITF) Issue No. 94-3. The Company expects to adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our historical and future losses, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Form 10-Q, in our annual report on Form 10-K (No. 000-31511), dated March

28, 2002 and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2001 and in our other filings with the SEC.

OVERVIEW

We integrate Global Positioning System technology, wireless communications and the Internet to enable companies to efficiently manage their mobile resources with location-relevant and time-sensitive information. Our service is designed to be an easy-to-use, cost-effective, Internet-based service for mobile resource management that provides location, reporting, dispatch, messaging and other management services. Our service allows customers to use our website to monitor the activities of their employees, vehicles and goods and services, and provides for two-way messaging between our customers and their mobile workers. Our service also allows customers to conduct business operations such as event confirmation, signature verification and forms processing while in the field. We believe our service provides significant value to our customers by reducing the costs and increasing the efficiency of their operations.

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

We recognize revenue when earned in accordance with applicable accounting standards including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. Our service is only available through use of our platform. Accordingly, service revenue is recognized ratably over the minimum service contract period, which commences upon the installation of the platform. We defer product revenue from our platform at installation and recognize it ratably over the minimum service contract period. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Allowances for sales returns are recorded at the time product revenue is recognized.

To date, we have not sold our service outside the U.S. and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2002.

We will incur substantial stock compensation expense in current and future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period using the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge for options granted to consultants in each period can fluctuate depending on our stock price and volatility. At September 30, 2002, deferred stock compensation expense was $747,000, which will be amortized in future periods.

Since inception, we have invested substantially in research and development, marketing, the building of sales channels and our overall infrastructure. We anticipate that such investments may grow in the future. We have incurred losses in each quarter since inception and expect to incur net losses in the future. At September 30, 2002, we had an accumulated deficit of $115.9 million. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. We are currently formulating our transition plans for subscribers that are on that network at that time. Those plans may include migrating affected subscribers to other providers of Cellular Digital Packet Data networks or to alternative wireless networks such as Integrated Digital Enhanced Networks, General Packet Radio Services or Code Division Multiple Access 1xRTT networks. We are assessing the impact, if any, to our revenues or costs that could occur as a result of the foregoing.

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

Revenue Recognition

In accordance with applicable accounting standards, including SOP No. 97-2, Software Revenue Recognition, as amended, we recognize revenue when earned. Specifically, we recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, when we have fulfilled our obligations under any such agreement and upon a determination that collection is probable.

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

In 1999, 2000 and to a lesser degree in 2001 and the nine months ended September 30, 2002, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products.

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

RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 2002 and 2001

Service Revenue

Service revenue, which is comprised of monthly fees, increased from $5.6 million for the three months ended September 30, 2001 to $8.7 million for the same period in 2002, and increased from $13.8 million to $23.9 million for the nine months ended September 30, 2001 and 2002, respectively. This growth is consistent with the increases in our installed base of subscribers.

Product Revenue

Product revenue rose from $2.0 million for the three months ended September 30, 2001 to $2.7 million for the same period in 2002. Product revenue rose from $5.0 million to $7.6 million for the nine months ended September 30, 2001 and 2002, respectively. This growth is consistent with the increases in our installed base of subscribers. Our customers generally subscribe for a two to three year period. Upon renewal, the product revenue from their original hardware purchase will have been fully recognized. As a result, product revenue is expected to grow more slowly than service revenue.

Cost of Service Revenue

Cost of service revenue consists of employee salaries and expenses related to the delivery and support of our services, costs and expenses associated with connecting our services to wireless networks and the Internet, and depreciation of our Wireless Applications Processing Center. Cost of service revenue remained at $3.4 million for the three months ended September 30, 2001 and 2002. Cost of service revenue increased from $9.5 million to $10.0 million for the nine months ended September 30, 2001 and 2002, respectively. The growth in cost of service revenue resulted from increases in direct service delivery expenses, offset by reductions in service infrastructure and personnel costs.

Cost of Product Revenue

Cost of product revenue consists of the cost of our hardware, including the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant; costs associated with the final assembly, test, provisioning, delivery, and installation of our products; and other costs such as provisions for inventory and repair costs. In 1999, 2000 and to a lesser degree in 2001 and the nine months ended September 30, 2002, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Generally, we expect the selling prices of our products to be approximately equal to or exceed the product costs in future periods. The impact of selling products below costs on future cash flow from operations is expected to be minimal as our service revenue stream grows.

Cost of product revenue rose from $3.9 million for the three months ended September 30, 2001 to $4.3 million for the same period in 2002. Cost of product revenue rose from $9.5 million to $12.0 million for the nine months ended September 30, 2001 and 2002, respectively. The increase in cost of product revenue was attributable primarily to the expansion of our business and the resulting increase in the number of subscribers using our services.

Sales and Marketing Expenses

Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses decreased from $4.2 million for the three months ended September

30, 2001 to $2.4 million for the same period in 2002. Sales and marketing expenses decreased from $14.1 million for the nine months ended September 30, 2001 to $8.0 million for the same period in 2002. Sales and marketing headcount decreased from 91 at September 30, 2001 to 83 at September 30, 2002. Decreases in sales commissions, employee-related expenses and marketing campaigns comprised the majority of the decrease in expenses. As our sales channels expand, we expect that sales and marketing expenses may grow from current levels.

Research and Development Expenses

Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased from $1.6 million for the three months ended September 30, 2001 to $1.5 million for the same period in 2002. Research and development expenses decreased from $6.0 million for the nine months ended September 30, 2001 to $4.5 million for the same period in 2002. Research and development headcount decreased from 69 at September 30, 2001 to 61 at September 30, 2002. Decreases in employee-related and consultant expenses accounted for the majority of the decrease in expenses.

General and Administrative Expenses

General and administrative expenses consist of employee salaries, related executive and administrative accounting and professional fees, recruiting and provisions for doubtful accounts. General and administrative expenses decreased from $2.7 million for the three months ended September 30, 2001 to $1.9 million for the same period in 2002. The decrease was due to a reduction in the provisions for allowances for doubtful accounts and reductions in employee-related expenses. General and administrative expenses decreased from $9.7 million for the nine months ended September 30, 2001 to $6.6 million for the same period in 2002. The decreases were due to the reduction in the provisions for allowances for doubtful accounts and employee-related and consulting expenses. The provisions for doubtful accounts decreased from $447,000 and $1.4 million for the three and nine months ended September 30, 2001 to $(137,000) and $302,000 for the same periods in 2002, respectively, due to improved collection activity and receivables management. General and administrative headcount decreased from 50 at September 30, 2001 to 48 at September 30, 2002. We expect that general and administrative expenses may increase as we incur such expenses in anticipation of the growth of the business and because of the non-recurring nature of the favorable adjustments to allowances for doubtful accounts in the three months ended September 30, 2002.

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

Amortization of Intangibles

Intangibles amortization relates to the intangible assets (purchased technology) that are being amortized over an estimated useful life of two to three years.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be tested at least annually for impairment. We adopted SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have an impact on our consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2002.

Stock Compensation Expense

Deferred stock compensation expense related to stock option grants to employees and consultants was $747,000 at September 30, 2002. Stock compensation expense is amortized on an accelerated basis over the vesting period of individual awards. Amortization of deferred stock compensation expense decreased from $880,000 for the three months ended September 30, 2001 to $378,000 for the same period in 2002. Amortization of deferred stock compensation expense decreased from $2.5 million to approximately $817,000 for the nine months ended September 30, 2001 and 2002, respectively. The decrease was the result of lower amortization in later periods under the accelerated amortization method.

Investment Impairment Charge

At December 31, 2001, we held approximately 148,000 shares of preferred stock in Cellport Systems, Inc., with a book value of $1,035,000 and which represented approximately seven percent ownership in Cellport Systems, Inc. We account for this investment using the cost method. During the quarter ended June 30, 2002, we determined that the investment had experienced a decline in value that was other than temporary. Accordingly, we expensed $1,035,000 in the quarter ended June 30, 2002.

Interest Income, net

Net interest income is comprised of interest earned on cash, cash equivalents and short-term investments. Net interest income decreased from $529,000 for the three months ended September 30, 2001 to $202,000 for same period in 2002. Net interest income decreased from $2.4 million for the nine months ended September 30, 2001 to $657,000 for the same period in 2002. These decreases resulted from declines in cash, cash equivalents and investments in debt securities of the capital raised in our initial public offering and lower yields.

Income Taxes

Since inception, we have incurred net losses for federal and state tax purposes. Except for minimum state income and franchise taxes, we have not recognized any tax provision or benefit.

Net Loss

Net loss decreased from $9.0 million for the three months ended September 30, 2001 to $2.8 million for the same period in 2002. Net loss decreased from $31.5 million for the nine months ended September 30, 2001 to $12.2 million for the same period in 2002. Our operating costs decreased from $17.0 million to $14.3 million for the three months ended September 30, 2001 and 2002, respectively, and decreased from $52.7 million to $43.2 million for the nine months ended September 30, 2001 and 2002, respectively. The reduction in expenses was accompanied by an increase in revenues from $7.5 million to $11.3 million for the three months ended September 30, 2001 and 2002, respectively, and an increase in revenues from $18.8 million to $31.5 million for the nine months ended September 30, 2001 and 2002, respectively.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we held $35.2 million in unrestricted cash and cash equivalents and $2.2 million in restricted short-term investments. We held no unrestricted available-for-sale securities at September 30, 2002.

We currently have a $2.0 million revolving line of credit facility. The line, against which letters of credit may be issued, is collateralized by a restricted certificate of deposit of $2.2 million. At September 30, 2002, we had a standby letter of credit outstanding for a total of $100,000. The line of credit expires on December 31, 2002.

Net cash used in operating activities was $6.1 million and $28.7 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in operating activities during the nine months ended September 30, 2002, was attributed primarily to net losses, an increase in accounts receivable and deferred product costs, offset in part by depreciation and amortization, an investment impairment charge, amortization of stock compensation, an increase in deferred revenue and a decrease in inventory. Cash used in operating activities during the nine months ended September 30, 2001 was attributed primarily to net losses, increases in accounts receivable, inventories and prepaid expenses and other, offset in part by depreciation and amortization, increases in accounts payable, deferred revenue, amortization of stock compensation and provisions for doubtful accounts.

Net cash used in investing activities during the nine months ended September 30, 2002, was $580,000 and primarily resulted from purchases of property and equipment and other assets. Cash provided by investing activities during the nine months ended September 30, 2001, was $4.3 million and was due to the sale of short-term investments, offset by the purchase of property and equipment and an increase in other assets.

Net cash provided by financing activities was $1.7 million and $770,000 for the nine months ended September 30, 2002 and 2001, respectively. In both periods, cash provided was attributed to the sale of common stock and proceeds from payments on notes receivable issued to stockholders.

At September 30, 2002 approximately $1.9 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of September 30, 2002 for any such amounts that may ultimately become uncollectible. We defer product costs at the time of shipment and expense any amounts in excess of the related product revenue at that time. Generally, we record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As we grow our business, deferred product costs will generally exceed deferred revenue due to our practice of recording deferred product costs at time of shipment versus deferred revenue at time of installation.

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

RISK FACTORS

In addition to the other information contained in this Form 10-Q, the following factors should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below are intended to be ones that are specific to us or our industry and that we deem material, but they are not the only ones that we face.

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

If, pursuant to its announcement, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in 2004, or our other wireless carriers decide to abandon Cellular Digital Packet Data or Integrated Digital Enhanced Network technologies or do not continue to expand their Cellular Digital Packet Data or Integrated Digital Enhanced Network systems, we may be unable to deliver our services and our revenues would decrease.

Our services function only on Cellular Digital Packet Data networks or Integrated Digital Enhanced Networks. These protocols cover only portions of the U.S. and Canada, and may not gain widespread market acceptance. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide our current services to our customers. AT&T Wireless has announced that it expects to discontinue new sales of Cellular Digital Packet Data service on March 31, 2003, and that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use our services outside the current coverage area.

If one or more of the agreements we have with wireless carriers is terminated, we may be unable to offer our services to our customers within the carrier’s coverage area.

Wireless carriers offering services compatible with our service have little overlap in their primary service coverage areas. Our existing agreements with wireless carriers may be terminated upon as little as fifteen-days written notice or immediately upon the occurrence of certain conditions. In connection with ceasing operations of its Cellular Digital Packet Data service, AT&T Wireless may seek to terminate or not to renew its contract with us. If one or more of our wireless carriers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of service to our customers in that coverage area.

We depend on a limited number of third parties to manufacture and supply critical components for our services.

If these parties do not perform their obligations, or if they cease to manufacture and supply components critical for our services, we may be unable to find other suppliers or operate our business. A subscriber requires an Internet Location Manager to use our service. To use our service with two-way messaging, a subscriber requires an Internet Location Manager and either an Internet Data Terminal or a ruggedized personal digital assistant. The Internet Location Manager, which we install in each subscriber’s vehicle, determines the worker’s location, velocity and orientation, and gathers other information about the worker. The Internet Data Terminal, when installed in a subscriber’s vehicle, adds the incremental ability to send and receive messages to and from the worker. We cannot be sure that alternative sources for key components used in the Internet Location Manager and the Internet Data Terminal will be available when needed, or if available, that these components will be available on commercially reasonable terms. We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers or manufacturers. Our sole suppliers and manufacturers of key components include:

•	Taiwan Semiconductor Manufacturing Company, our sole manufacturer of Global Positioning System receiver chips;

•	Orient Semiconductor Electronics, our sole manufacturer of Internet Location Managers;

•	Micronet, our sole supplier of Internet Data Terminals; and

•	Symbol Technologies, our sole supplier of ruggedized personal digital assistants.

Additionally, our sole manufacturer of radio frequency chips, Skyworks Solutions (formerly Conexant Systems), has discontinued manufacturing our radio frequency chips. We believe that we will have sufficient quantities of radio frequency chips to meet our needs through the first half of 2003. We are in the process of qualifying alternative sources for this component. We cannot be sure, however, that alternative sources of radio frequency chips will be available when needed, or if available, that the component will be available on commercially reasonable terms. If we are unable to obtain alternative sources for this component, we may be unable to sell our products and our business would be seriously harmed.

If our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these components, if the quality of these components is inadequate, or if the terms for supply of these products become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our subscriber base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our services and could harm our ability to compete effectively.

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

We have never been profitable. At September 30, 2002, we had an accumulated deficit of $115.9 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. In order to facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware.

We depend on wireless networks owned and controlled by others. If our customers do not have continued access to sufficient capacity on reliable networks, we may be unable to deliver services and our revenues could decrease.

Our ability to grow and achieve profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tall buildings blocking the transmission of data to and from vehicles. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures. If wireless carriers do not expand their coverage, we may be unable to offer our service to additional areas.

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

The market for our services is competitive and is expected to become even more competitive in the future. Our customers evaluate our services and those of our competitors primarily on the basis of the functionality, ease of use, quality, geographic coverage and corporate financial strength. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include:

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

Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. We currently do not have fully redundant systems for uninterrupted services at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Fremont, California, which are on or near earthquake fault zones, and Philadelphia, Pennsylvania.

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

A limited number of stockholders collectively continue to own a majority of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Short-Term Investments

At September 30, 2002, we did not hold any unrestricted available-for-sale securities.

Foreign Currency Exchange

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, in Canada, provides the modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 7 percent.

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiary in India.

Item 4. Controls and Procedures.

Within 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and the design of our disclosure controls and procedures may not achieve our stated goals under all potential future conditions, regardless of how remote.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any material legal proceedings, though we may from time to time become a party to various legal proceedings that arise in the ordinary course of business.

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

The net offering proceeds to us after deducting the total expenses above were approximately $57.0 million. From the closing of the offering through the three months ended September 30, 2002, we used such net offering proceeds, in direct or indirect payments to others, as follows:

Investment in cash, cash equivalents and short-term, interest bearing securities	$31,000,000
Other working capital	26,000,000

Total	$57,000,000

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

AT ROAD, INC.

By: /s/ Thomas C. Hoster

Thomas C. Hoster Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2002

CERTIFICATIONS

I, Krish Panu, certify that:

1. I have reviewed this quarterly report on Form 10-Q of At Road, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Krish Panu

Krish Panu
Chief Executive Officer

CERTIFICATIONS

I, Thomas C. Hoster, certify that:

1. I have reviewed this quarterly report on Form 10-Q of At Road, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thomas C. Hoster

Thomas C. Hoster
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit

99.1	Statement pursuant to 18 U.S.C. Section 1350
99.2	Statement pursuant to 18 U.S.C. Section 1350