Form 10-K
period 2002-12-31
AT ROAD INC
filed 2003-03-31
CIK 1109537

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-31511

At Road, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3209170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
47200 Bayside Parkway
Fremont, CA 94538
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 510-668-1638

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $126,156,154 as of June 28, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      There were 47,949,775 shares of the registrant’s Common Stock issued and outstanding as of March 24, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the registrant’s 2003 annual meeting of stockholders.

PART I

Item 1.     Business

      Except for the historical information contained in this Report, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, our historical and future losses, our limited operating history, the infancy of the mobile resource management industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others and general economic and political conditions. Further information regarding these and other risks is included in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).

      Our primary Internet address is www.road.com. We make our periodic SEC reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by the SEC rules.

The @Road Solution

      We integrate Global Positioning System technology, wireless communications, transaction processing, software applications and the Internet to enable companies to efficiently manage their mobile workers with location-relevant and time-sensitive information. Our services are designed to be easy-to-use, cost-effective, Internet-based tools for mobile resource management that provide location, reporting, dispatch, messaging, and other management services. Our services allow customers to use our website to manage the activities of their employees, vehicles, and goods and services, and provide for two-way communications between our customers and their mobile workers. Our services also allow customers to conduct business operations, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field. We believe our services provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations.

      Our services provide information to our customers in one or more of the following ways. First, a customer can use any Internet-connected computer to access our secure website, www.road.com. Second, a customer can use a wireline or wireless telephone to access our speech-to-text voice portal. The website and voice portal are connected to our Wireless Applications Processing Center, a network of secure servers, which receives, processes and stores data as well as serves data to our customers. Third, a customer can use our DirectData service, which streams pre-processed data from our Wireless Applications Processing Center directly to the customer’s legacy software applications. A customer can then execute collaborative processing, which is the combination of data provided by our services and data provided by the customer’s legacy software applications yielding an enhanced set of data. Fourth, a customer can configure certain third-party software applications, such as dispatching software, to access and obtain requested data from our Wireless Applications Processing Center using application programming interfaces.

      The information technology infrastructure and network application software used to provide our services reside at our Wireless Applications Processing Center. Accordingly, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as hardware, software and data networking equipment, to use our services.

      We provide data relating to a customer’s mobile resources, each of which we call a subscriber to our services, in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration; however, customers can configure certain elements and views themselves to satisfy their internal business rules. We also provide a two-way text communications service. Customers can access our website to send and receive text messages. Customers can also use our voice portal to speak messages that are translated into text and then sent to recipients as well as have received text messages converted to speech and provided orally. Workers in the field can send and receive messages on several types of devices. Messages are stored at our Wireless Applications Processing Center for further analysis and audit.

      We provide a service called MobileForms, which enables mobile workers to use a ruggedized personal digital assistant to conduct business transactions and to document workflow in the field. Customers can define the fields of data that the mobile worker will be prompted to input. Additionally, mobile workers can capture item bar codes and signatures. We also provide a service called ConnectBusiness, which enables mobile workers to use a wireless application protocol-enabled mobile telephone to capture timekeeping information, conduct project management activities and document workflow in the field.

      Our services provide both current and historical information. Customer data is typically stored for fourteen days, unless the customer purchases extended data storage services from us. Customers can choose to have reports delivered on a pre-scheduled basis, or they can submit queries to our databases to create reports and views on demand. Customers can also download reports to manipulate and store data as desired.

      Our services are enabled by the deployment of a platform to the customer’s mobile worker. Our services operate with three independent platforms. First, a mobile worker can use our proprietary hardware device embedded with software and which integrates a Global Positioning System receiver with a wireless modem. Second, a mobile worker can use our proprietary hardware device embedded with software and an integrated Global Positioning System receiver and which is tethered by cable to a wireless telephone. Each of these proprietary hardware devices is called an Internet Location Manager. The Internet Location Manager is installed in a mobile worker’s vehicle. Generally, the vehicle can be of any type. Installation typically takes less than an hour, and is completed by our subcontracted installation agents. Third, a mobile worker can use a location- or wireless application protocol-enabled mobile telephone embedded with our software application.

      These platforms receive signals from Global Positioning System satellites to determine location, velocity and time. From time to time, the platform also collects other information, such as operational diagnostics. These data are transmitted to our Wireless Applications Processing Center using wireless networks and the Internet. If a wireless connection is not available, then the platform will store up to five days of captured data and seek to transmit the data when a wireless connection is available. To use services such as two-way communications, MobileForms and ConnectBusiness, customers can provide mobile workers a ruggedized personal digital assistant or our Internet Data Terminal, which are connected to the Internet Location Manager, or wireless application protocol-enabled mobile telephone, as appropriate.

      Customers can use our services to manage any number or type of mobile resources, such as those in telecommunications, construction, facilities/waste management, field service, transportation (freight and passenger), courier/delivery, distribution, security, cable/broadband or utilities sectors. Since our services operate using our Wireless Applications Processing Center, a customer can vary the services and platforms it deploys within its organization, a region or even a team.

      We have entered into strategic relationships with ALLTEL, AT&T Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, Southern LINC, TELUS Mobility and Verizon Wireless to provide wireless data connectivity between @Road-enabled mobile resources and the Internet using these companies’ General Packet Radio Services (GPRS) network, Integrated Digital Enhanced Network (iDEN) or Cellular Digital Packet Data (CDPD) network. Our services have also been tested with and operate on the Code Division Multiple Access 1XRTT (CDMA 1X) network.

      Customers who use our services find a variety of compelling benefits. We believe that many of these benefits result in operational efficiencies or competitive advantages for our customers in their market segments. Benefits of using our services include the following:

•	Improve the productivity of mobile resources. Using our services, customers can improve the productivity of mobile resources. For example, customers can use location, personalized mapping landmarks and path sequencing features to maximize the time spent completing work orders in the field. Customers can also monitor the progress of jobs in the field and re-allocate resources to better meet project deadlines. Customers can measure the improvements in their mobile workers’ productivity from using our services in many ways, including by an increase in the number of jobs a mobile worker can complete per day or by an increase in revenue earned by a mobile worker per day.

•	Decrease the costs of operations of mobile resources. Using our services, customers can reduce the cost of operating mobile resources. For example, customers can use our two-way communications services for low-cost transmission of completed business forms, signature capture verification and messaging. Customers can also use our services to automatically monitor and schedule maintenance activities for assets in the field. Customers can measure decreases in their costs from using our services in many ways, including by a decrease in the cost of having a mobile worker in the field or by a decrease in the cost of insuring mobile workers and assets.

•	Improve the efficiency of a customer’s overall operations. Using our services, customers can improve the efficiency of their organizations’ operations. For example, customers can use our services to capture timekeeping, workflow and inventory use information in the field. These data can be delivered directly to our customers’ legacy software applications or downloaded from our website and imported into a payroll or customer invoicing system. These services can minimize the need for back-office data entry services, minimize data entry errors and accelerate invoicing processes. Customers can measure improvements in their efficiency from using our services in many ways, including by a decrease in costs of general and administrative expenses and by a reduction in days sales outstanding of accounts receivable.

•	Improve responsiveness to our customers’ customers. Using our services, customers can be more responsive to their customers. For example, location and workflow information can be used to update end-customers about pending work orders or deliveries. Customers can also use our location-on-demand feature to assign a pending work order to the closest or best-equipped mobile worker to provide the quickest response that meets the end-customer’s demands. Customers can enhance their customer relationship management operations by accessing stored information about end-customers, including workflow data records, audit trails of mobile worker messages, and audit trails of daily mobile worker activity. Customers can measure improvements in their responsiveness from using our services in many ways, including by a reduction in aged receivables and by an improvement in internal customer satisfaction indexes.

     Strategy

      Our objective is to be the leading provider of mobile resource management services and solutions to businesses and organizations with mobile workers. Key elements of our strategy include:

•	Establish @Road as the market leader in mobile resource management services. We believe our competitive advantages will establish us as the market leader in providing mobile resource management services to businesses and organizations. Establishing this leadership position is a key element in successfully penetrating new markets, creating new sources of revenues and growing our overall business. We are one of the first companies to enter the mobile resource management services market with a comprehensive turnkey solution at a low cost. We intend to aggressively grow our customer base and market additional services to our existing customers. We expect to continue to focus on customers of all sizes.

•	Increase the value of our service suite by adding new services and features. We will continue to add new features and functionality to our services and develop new services to enhance the value we provide to our customers. We expect to continue to release new features that synthesize the information currently retrieved by our existing services. We expect some of these features to be incorporated into our services as free upgrades, while others will be offered for additional fees. In addition, we are continuing to develop an open platform architecture, with application program interfaces, data streaming capabilities and enhanced website features to allow our customers and partners to integrate third-party applications with our services.

•	Take advantage of technological advances in hardware and networks. We intend to develop new services that take advantage of advances that are being made in the capabilities of wireless devices as well as improvements that are being made to wireless networks. For example, our services now operate on the General Packet Radio Services network and can use a location-enabled mobile telephone as a hardware platform in the field.

•	Penetrate new markets and applications. We intend to use our core competencies and relationships with key partners and customers to develop services for additional markets. We believe our technology is well suited to many applications that can leverage location-relevant, time-sensitive information, two-way wireless communications and the Internet. To address expanding market opportunities, we have designed our services to be carrier-, connectivity- and hardware platform-independent. These features are designed to facilitate the rapid deployment of our services in additional geographic markets as coverage of wireless networks increases.

•	Maintain technology leadership. We have developed and patented technology that integrates Global Positioning System technology, wireless communications, transaction processing, software applications and the Internet. We also have substantial experience in the design and deployment of products and services incorporating these technologies. We believe that our existing intellectual property, technological experience and expected continued investment in research and development will provide us with significant competitive advantages, enabling us to maintain our technological leadership position.

Services

      Our services integrate Global Positioning System technology, wireless communications, transaction processing, software applications and the Internet to provide location, reporting, dispatch, messaging, and other management services to our customers for managing their mobile resources. Our services also enable customers to conduct business operations in the field. We believe that our services provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations. We have targeted our services to businesses and organizations in the following vertical markets:

      • Telecommunications

      • Construction
      • Facilities/waste management
      • Field service
      • Transportation (freight and passenger)

      • Courier/delivery

      • Distribution
      • Security
      • Cable/ Broadband
      • Utilities

      The following features and benefits of our services provide a variety of competitive advantages over other solutions:

•	Variety of deployment platforms. The data generated by use of our services may be provided in several standard formats to meet the various needs of our customers. Our services are accessible by customers in one or more of the following ways: (1) using an Internet-connected computer and accessing our secure website, www.road.com; (2) using a wireline or wireless telephone and accessing our speech-to-text voice portal; (3) implementing our DirectData service, which streams pre-processed customer data from our Wireless Applications Processing Center directly to the customer’s legacy software applications; or (4) configuring third-party software applications, such as dispatching software, to access our Wireless Applications Processing Center using our application programming interfaces to obtain customer data.

•	Ease of implementation. The implementation of our services is designed to be quick and easy for our customers. When deploying our services using a location- or wireless application protocol-enabled mobile telephone as the hardware platform, customers install a software program on the telephone. Once launched, this software program communicates with our Wireless Applications Processing Center, and the customer deployment is complete. When deploying our services using an Internet Location Manager, the optional Internet Data Terminal or the ruggedized personal digital assistant as the hardware platform, we install this hardware in the customer’s vehicles. A vehicle installation typically takes less than an hour. As our customers grow, our services are scalable by either installing software on additional mobile telephones or installing our hardware platform in additional vehicles.

•	Ease of use. Our services are designed to be deployed as end-to-end solutions. That is, a customer does not incur incremental information technology costs associated with the deployment or use of our services. Our services are designed to be available over the Internet and by telephone twenty-four hours a day, seven days a week, with the exception of scheduled maintenance. Our user interfaces, including those used with the Internet, mobile telephones, Internet Data Terminals and our ruggedized personal digital assistant, are designed to be intuitive and easy to use, require minimal training and be modified by the customer to meet each customer’s particular requirements. Additionally, our DirectData service streams customer data directly to a customer’s legacy software applications, which enables a customer to maximize the value of its existing investments in information technology and productivity solutions and to combine business intelligence arising from use of our services with a customer’s existing operations models.

•	Ease of maintenance. We host and maintain all the services we provide. We also manage the wireless network and Internet connections between and among the platforms in the field, our Wireless Applications Processing Center and the Internet. Additionally, we implement service and software upgrades centrally at our Wireless Applications Processing Center and remotely to the platforms in the field over the same wireless connection used to transmit mobile resource information. For these reasons, customers avoid incurring information technology and infrastructure maintenance expenses and interrupting the daily operations of their mobile resources while benefiting from enhancements to our services.

•	Cost-effective. Our services are cost-effective for our customers because we pass on to them the efficiencies we gain by using the Internet and wireless networks developed by other companies and Global Positioning System technology developed by the U.S. government. Our customers are not required to make a substantial capital investment because our services can be deployed on an existing location- or wireless application protocol-enabled mobile telephone, customer data and our software reside at our Wireless Applications Processing Center, and our services can be accessed by using the Internet or any wireline or wireless telephone.

•	Scalability. Our service delivery architecture is designed to serve a growing number of subscribers with increasing data transmission volumes without compromising performance, delivery times or the data accuracy of our services. Because key technology components of our solution are designed to accommodate a practically unlimited number of users, as in the case of the Global Positioning System, or can be expanded to accommodate additional users, as in the case of wireless networks or the Internet, we believe that we can support a significantly expanding customer base. With the addition of our services that run on a location- or wireless application protocol-enabled mobile telephone, a customer can easily expand the deployment of our services on existing or new handsets.

•	Wireless data connectivity. Our services interoperate with several wireless networks and are designed for use with a number of existing and future wireless networks. For example, our services operate on or have been tested with the General Packet Radio Services (GPRS) network, Code

Division Multiple Access 1XRTT (CDMA 1X) network, Integrated Digital Enhanced Network (iDEN) and Cellular Digital Packet Data (CDPD) network offered by some of the largest wireless carriers in North America. With these wireless carrier partners, we deliver services in more than 200 of the top metropolitan statistical areas in the U.S. and Canada. Subject to a customer’s preferences, we typically configure our services with the most cost-effective and efficient wireless network available in the customer’s geographic area of operations. In some cases, a single customer with geographically disperse operations may receive services that seamlessly use more than one wireless network. Wireless network configuration typically occurs in the background and does not require significant time or effort of the customer.

•	Store-and-forward functionality. Our services are designed to address common geographic limitations and network difficulties associated with wireless networks. Where the platform deployed in the field travels outside a wireless network’s coverage area, the Internet Location Manager or mobile telephone, as the case may be, continues to collect and stores up to five days of mobile resource information. These data are transmitted to our Wireless Applications Processing Center when the platform returns to the wireless coverage area. Our services are designed to be tolerant of wireless network difficulties and to have the ability to confirm receipt of data from the field and re-transmit data when errors are detected.

•	Location by Global Positioning System. Our services use the Global Positioning System to determine the location of a mobile resource. This technology enables reliable, accurate and cost-effective location and monitoring of our customers’ mobile resources. We believe Global Positioning System technology is more reliable than other positioning technologies because of its proven accuracy, the large number of deployed satellites and its ability to determine location regardless of velocity and altitude. The Global Positioning System uses pre-existing infrastructure developed by the U.S. government, which minimizes our costs of service delivery.

•	Return on investment. Our services are designed to result in a wide variety of cost savings and revenue enhancements to our customers that can give our customers a rapid return on their investments in our services. Our customers can use our services to determine the location of their mobile resources at particular times and to send the most appropriate resource to the next job. In addition, customers can increase their productivity by actively using reports, maps and messaging with their mobile resources. Effective managing, routing and dispatching of mobile resources can save our customers time and fuel, decrease our customers’ costs and increase their customers’ satisfaction. By estimating mileage data and providing maintenance scheduling services, we assist our customers in optimizing maintenance activities, timing their vehicle downtime cost-effectively and offering opportunities to purchase vehicle maintenance goods and services in bulk. When we provide our customers with messaging capabilities using Internet Data Terminals, which bundles two-way communications for a flat rate, our customers can reduce their communications costs, including mobile telephone fees, which are often usage-based. Customers can also use our ruggedized personal digital assistant to conduct business operations in the field, allowing them to create a paperless trail of transactions and accelerate their billing and payroll processes.

•	Robust reporting and mapping capabilities. Our services offer customers comprehensive, detailed reporting of workforce activity, either individually or for all or a selected group of a customer’s mobile resources. Reports can be formatted by customers and downloaded for additional sorting and analysis. A customer’s preferences are stored at our Wireless Applications Processing Center and can be modified by the customer at any time to meet its changing needs. Reports can also be used to help our customers manage projects in the field, particularly construction projects, payroll data and the maintenance requirements of their vehicles. The current and past locations of each mobile resource enabled by our services can be displayed on a map, making monitoring simple. Map views can be personalized by customers to graphically display different information about their mobile resources, including locating positions on maps by address or customer-defined landmarks. Moreover, historical customer data is stored at our Wireless Applications Processing Center, allowing managers of mobile resources to analyze activities over time.

•	Workflow and project management features. Our customers may enhance their field operations by choosing from a variety of available workflow and project management services. For example, our customers can use our ConnectBusiness service to capture job costing and inspection status information in the field. Our customers can also use our MobileForms service to conduct business transactions while in the field, including completing and transmitting business process forms, signature verification and credit card confirmations.

•	Communications capabilities. Our customers may enhance their field operations by using our two-way communications services. These services operate using either the mobile telephone platform or the Internet Location Manager with our optional Internet Data Terminal. These services enable our customers to communicate regularly and quickly with mobile workers. While the services permit free text messages, they also enable customers to pre-program a set of messages that can be transmitted with the push of a button to minimize distractions in the field. Messages are stored at our Wireless Applications Processing Center, and are accessible by our customers. Customers can use the message database for customer relationship management, proof of service, auditing and minimizing the occurrence of lost change orders, missed appointments or other communications.

•	Voice-enabled services. Our customers may enhance their field operations using our voice-based management service. Using speech-to-text and text-to-speech technologies integrated into our Wireless Applications Processing Center, managers can orally locate mobile workers and conduct two-way text messaging using any wireline or wireless telephone. This service can be useful to managers when they are not connected to the Internet, such as when managers are themselves in the field or responding to incidents outside of office hours.

Customers

      We market and sell our services to a broad range of North American customers that vary in size, geographic location and industry. The number of mobile resources enabled with our service has grown from 135 as of December 31, 1998 to approximately 90,000 as of December 31, 2002. We categorize a customer in a small-, medium- or large-sized customer group by reference to the total number of subscribers to our services for that customer. Small-sized customers have less than 30 subscribers, medium-sized customers have 31 to 750 subscribers and large-sized customers have more than 750 subscribers. Currently we have customers in the following industries:

     • Telecommunications

     • Construction
     • Facilities/waste management
     • Field service
     • Transportation (freight and passenger)
     • Courier/delivery
     • Distribution
     • Security
     • Cable/ Broadband
     • Utilities

Research and Development

      We concentrate our research and development activities on services and platform engineering. To enhance our existing services and to introduce new services to our existing and potential customers, we focus on the following key areas:

•	Services. We intend to continue to develop our services by offering new features while enhancing existing features. For example, in April 2002 we launched DirectData service, a store-and-forward transaction and message queuing service that is designed to continuously deliver customer data from our Wireless Applications Processing Center directly to a customer’s third party software applications. This service is designed to enable customers to collaboratively process data arising from a variety of sources to generate more meaningful business metrics and reports. In May 2002 we launched RoadFORCE service, which is a set of hosted services including activity reports relating to sales calls, travel time, expense reimbursement and location-on-demand. This service is designed to assist corporate mobile workforces and sales professionals managing business activity and sales performance. In June 2002 we launched RoadREPORT service, which provides detailed historical workforce data, such as activity and location, to our customers. This service is designed to provide the intelligence needed by companies seeking historical information on a cost-effective basis. In March 2003, we launched GeoManager, Pocket Edition service, which is designed to deliver our standard mobile resource management application using a location-enabled mobile telephone in lieu of an Internet Location Manager.

•	Platform. We intend to continue to develop and release platform upgrades to add new features as well as to enhance existing features. For example, in April 2002 we announced the availability of an Internet Location Manager with a Nextel Communications wireless modem embedded in the device. This expansion of our suite of platforms enables customers to use our services that operate with the Nextel Communications and Nextel Partners Integrated Digital Enhanced Network using one device with an integrated wireless modem or a device tethered to a mobile telephone. In September 2002 we announced the availability of an Internet Location Manager that communicates with the Southern LINC Integrated Digital Enhanced Network. This expansion of our suite of platforms enables customers to use our services within Southern LINC’s 127,000 square-mile wireless coverage area in southeastern U.S.

      As of December 31, 2002, we had 59 employees in research and development.

Technology

      Our technology efforts focus on creating new services and enhancing the reliability, availability and features of our services while maintaining a scalable and cost effective architecture. Our proprietary technologies are designed to work with technologies from other companies, including our partners, competitors, and other third parties. Although our services utilize our patented Global Positioning System chipset, our services have been designed to work with other location technologies. Similarly, while we have integrated wireless communications into our services in three ways, including a wireless modem embedded in our Internet Location Manager, an Internet Location Manager tethered to a Nextel Communications cellular telephone and installation of our thin client software application on a location-enabled mobile telephone, our services are designed to operate with a variety of wireless communications protocols and devices. We expect to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective. Our technology efforts focus on the following areas:

•	Wireless technology. Our services currently operate on the General Packet Radio Services (GPRS) network, Integrated Digital Enhanced Network (iDEN) and Cellular Digital Packet Data (CDPD) network. Additionally, our services have been tested with and operate on the Code Division Multiple Access 1XRTT (CDMA 1X) network. One of our objectives is to continue to maintain our technological independence from wireless protocols and platforms, enabling our customers to communicate with our Wireless Applications Processing Center in the way or ways which best suit their needs.

•	Access and Internet technology. The delivery of our services is complex in part because it involves the continuous collection, storage and processing of data from tens of thousands of subscribers in the field as well as processing requests from thousands of users accessing our Wireless Applications Processing Center. To manage the throughput of customer information and to deliver our services to our customers, we use secure Internet connections between our Wireless Applications Processing Center and customers accessing our services as well as the wireless networks transmitting customer information. In addition to providing access to our services using any Internet connected computer, we provide access via any wireline or wireless telephone with our speech-to-text interface technology. We also facilitate the integration of customer data collected by our services with a customer’s legacy software applications through our DirectData streaming service and application programming interfaces. We plan to further enhance access to customer data and our services by further developing our access alternatives.

•	Information technology. We have an information technology organization dedicated to maintaining and enhancing our Wireless Applications Processing Center. By managing our services at our

Wireless Applications Processing Center, we relieve our customers of the development and operations burden of managing services resulting from the integration of location technologies, wireless communications protocols, Internet and access technologies and software applications. Our Wireless Applications Processing Center is composed of servers located in Redwood City, California and Ashburn, Virginia. From our Wireless Applications Processing Center, we maintain variable-speed capacity connections to the Internet and dedicated connections to the wireless networks we use. In the event of a power failure, our systems would be powered by a backup power supply.

•	Location technology. The Global Positioning System is a worldwide radio-navigation system formed from a constellation of satellites and ground systems that are used as reference points to calculate positions. We have developed a patented Global Positioning System chipset and algorithm designed to be optimized for our services. As a result, our Internet Location Manager is designed to determine its location in less time than that which is required by other commercial receivers.

Key Alliances and Relationships

      We will continue to establish relationships with a number of companies to accelerate the adoption of our services. We believe that establishing strategic relationships will facilitate our technological leadership and provide early access to emerging technologies and new customers. Some of our existing relationships include the following:

•	Wireless carriers. We have established strategic relationships with ALLTEL, AT&T Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, Southern LINC, TELUS Mobility and Verizon Wireless to provide wireless connectivity between @Road-enabled mobile resources and the Internet. We contract directly with ALLTEL, AT&T Wireless and TELUS Mobility for the provision of wireless communications, which are bundled with our services. With Cingular Wireless, Nextel Communications, Nextel Partners and Southern LINC, our customers have separate contracts for wireless communications with their carrier. With Verizon Wireless, in some geographic areas we bundle our services with wireless communications and in others our customers have separate contracts for wireless communications with their carrier.

•	Manufacturers. Symbol Technologies manufactures the ruggedized personal digital assistant for use with our services. In addition, one of our investors, Orient Semiconductor Electronics, manufactures and tests our Internet Location Manager.

Sales and Marketing

      Our sales and marketing objective is to achieve broad market penetration through vertical marketing and targeted sales activities. As of December 31, 2002, our sales and marketing team consisted of 88 employees. We currently market and sell our solution through a number of sales channels, including the following:

•	Strategic sales force. We have a team of sales employees focused on marketing and selling our services to large-sized customers. This sales force is geographically dispersed throughout the U.S. near target sales prospects. Large-sized customers are defined as customers with greater than 750 mobile resources. The sales process with large-sized customers often requires many months of activity, is competitive and typically requires a pilot test of our services.

•	Direct sales force. We have a team of sales employees focused on marketing and selling our services to small- and medium-sized customers. This sales force is geographically dispersed throughout North America in major General Packet Radio Services (GPRS), Integrated Digital Enhanced Network (iDEN) and Cellular Digital Packet Data (CDPD) markets. Additionally, our direct sales force works with our wireless carrier partners to increase our subscriber base.

•	Inside sales force. We have a team of sales employees focused on marketing and selling our services to small-sized customers. This sales force is located at our headquarters in Fremont, CA. Additionally, our inside sales force works with our direct sales force to increase our subscriber base.

•	Agent sales force. We have a team of employees who manage a network of independent sales agents focused on marketing and selling our services. These independent sales agents are geographically dispersed throughout North America. Participants in the agent sales program are compensated for the sale of our services and for the length of time during which a customer is under contract with us. Independent sales agents facilitate sales of our services through their own efforts and work with wireless carrier partners to increase our subscriber base.

•	Wireless carrier partners. Our wireless carrier partners are ALLTEL, AT&T Wireless, Cingular Wireless, Nextel Communications, Nextel Partners, Southern LINC, TELUS Mobility and Verizon Wireless. These partners market or facilitate sales of our services through their own sales channels and work with our direct sales force to increase our subscriber base.

      Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs and product management. These activities include public relations, seminars, direct mail, trade shows, and co-marketing and co-branding with partners.

Competition

      We compete with companies that provide mobile resource management services to businesses and organizations with field operations. We also compete with alternative means of communication between mobile workers and their managers, including mobile telephones, two-way radios and pagers. We compete primarily on the basis of functionality, ease of use, quality, price, service availability, geographic coverage of services and corporate financial strength. As the demand by businesses for mobile resource management services increases, the quality, functionality and breadth of competitors’ products and services typically improve and new competitors enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve existing services or offer some or all of the services we offer or may offer in the future. We do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated Global Positioning System, wireless communications, transaction processing, software and Internet solutions, including access devices developed internally or through captive suppliers.

      The market for our services is competitive and is expected to become even more competitive in the future. If we are unable to compete successfully in these areas, competitive pressures may harm our business or increase our sales cycles, resulting in a loss of market share and revenues. Our current and potential competitors include: other providers of vehicle-location services, such as QUALCOMM, whose OmniTRACS service uses satellite communication technology to manage fleets of trucks that travel long distances; other wireless Internet companies, such as Openwave, Research in Motion and Aether Systems; companies working on emergency-911 solutions, such as True Position; companies with solutions that integrate location, wireless communications and call centers, such as General Motors; and companies that provide wireless, location-relevant applications, such as SignalSoft (a subsidiary of Openwave).

Intellectual Property

      We rely on a combination of patent, trade secret, trademark and copyright laws, and nondisclosure and other contractual restrictions to protect our proprietary technology. We possess seven patents, which cover our Global Positioning System chipset technology and the method and structure for distributing information over a network as well as applications of this method. We have filed numerous additional patent applications to further protect and extend our technology leadership position. Although we have applied for patent protection primarily in the U.S., we have filed and intend to continue to file patent applications in other countries where there is a strategic technological or business justification. As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate partners and limit access to and distribution of our software, documentation and other proprietary information.

Employees

      As of December 31, 2002, we had 292 employees, 267 of whom were located in the U.S. and 25 of whom were located in Chennai, India. We believe relationships with our employees are good.

Item 2.     Properties

      We have offices in Fremont, California and Chennai, India.

		Square		Lease
Location	Ownership	Feet	Primary Use	Expiration

Fremont, CA	Leased	54,000	Corporate headquarters, customer service, engineering	1/31/2005
Fremont, CA	Leased	30,000	Engineering, research and development, data center (6,000 square feet was subleased to a third party under an agreement that expires on March 14, 2004)	12/31/2005
Chennai, India	Leased	4,100	Research and development, customer service, office space	11/16/2005

Item 3.     Legal Proceedings

      On February 28, 2003, a purported securities class action lawsuit entitled Liu v. Credit Suisse First Boston Corporation et al, including 166 other parties, Civil Action Number 03-20459, was filed in the United States District Court for the Southern District of Florida. The defendants include Credit Suisse First Boston Corporation and related entities and persons, certain companies that conducted an initial public offering of securities underwritten by Credit Suisse First Boston Corporation, us, our Chief Executive Officer and our Chief Financial Officer. The lawsuit was filed by an individual who purchased stock in Commerce One, Inc. and was brought on behalf of all persons and entities who acquired stock in the defendant companies after an initial public offering of securities underwritten by Credit Suisse First Boston Corporation. The complaint alleges that defendants violated various federal securities laws and state laws by disseminating fraudulent information regarding the expected financial performance and revenue growth of the defendant companies with the objective of inflating those companies’ stock prices. The complaint seeks unspecified damages and rescission on behalf of the purported class.

      We believe we have meritorious defenses to these claims and plan to defend the action vigorously; however, litigation is inherently uncertain and we may not prevail in this matter.

      We are also a party to other legal proceedings in the ordinary course of business. Based on evaluation of these other matters, we believe that these matters will not have a material effect on our results of operations or financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Price Range of Common Stock

      Our common stock has been listed for quotation on the Nasdaq National Market under the symbol “ARDI” since our initial public offering on September 28, 2000. The following table shows the high and low sales prices of our common stock as reported by the Nasdaq National Market for the period indicated.

	High	Low

Quarter ended March 31, 2001	$7.25	$1.50
Quarter ended June 30, 2001	2.50	0.75
Quarter ended September 30, 2001	2.65	1.75
Quarter ended December 31, 2001	5.90	1.80
Quarter ended March 31, 2002	8.45	4.90
Quarter ended June 30, 2002	8.12	6.13
Quarter ended September 30, 2002	6.25	3.20
Quarter ended December 31, 2002	5.99	3.87

      At December 31, 2002, there were approximately 147 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

      The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products or services by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations, as well as general political, economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

      We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

      The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes and other information contained in this Report.

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Services	$33,678	$20,188	$7,919	$612	$4
Product	10,742	7,262	2,704	294	64

Total revenues	44,420	27,450	10,623	906	68

Costs and expenses:
Cost of service revenue	13,544	12,690	6,414	681	27
Cost of product revenue	16,946	13,523	7,865	1,777	87
Sales and marketing	10,746	17,267	15,512	3,530	266
Research and development	5,878	7,608	8,893	2,109	731
General and administrative	8,616	12,733	10,887	2,129	457
Restructuring charges	—	218	—	—	—
Intangibles amortization	1,670	1,656	1,239	—	—
Stock compensation	1,065	3,041	11,664	4,973	—

Total costs and expenses	58,465	68,736	62,474	15,199	1,568

Loss from operations	(14,045)	(41,286)	(51,851)	(14,293)	(1,500)

Other income (expense), net:
Interest income	964	2,662	3,243	829	90
Interest expense	(15)	(9)	—	(25)	—
Investment impairment charge	(1,035)	—	—	—	—
Other expense, net	(106)	(14)	(215)	—	—

Total other income (expense), net	(192)	2,639	3,028	804	90

Net loss	$(14,237)	$(38,647)	$(48,823)	$(13,489)	$(1,410)

Basic and diluted net loss per share	$(0.31)	$(0.88)	$(3.48)	$(4.88)	$(0.62)

Shares used in calculating basic and diluted net loss per share	46,134	43,892	14,026	2,763	2,287

Pro forma basic and diluted net loss per share			$(1.41)	$(0.59)

Shares used in calculating pro forma basic and diluted net loss per share			34,582	22,882

	Years Ended December 31,

	2002	2001	2000	1999

	(In thousands)
Detail of stock compensation:
Cost of service revenue	$23	$82	$171	$17
Cost of product revenue	96	194	479	52
Sales and marketing	72	(12)	1,691	445
Research and development	322	214	2,686	501
General and administrative	552	2,563	6,637	3,958

Total	$1,065	$3,041	$11,664	$4,973

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$35,659	$40,164	$69,280	$22,714	$5,356
Working capital	45,771	51,300	82,172	38,758	5,599
Total assets	70,550	78,474	111,757	45,174	6,006
Total stockholders’ equity	50,167	60,411	94,766	40,608	5,788

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and the related notes in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in “Risk Factors,” “Business” and elsewhere in this Report.

Overview

      We integrate Global Positioning System technology, wireless communications, transaction processing, software applications and the Internet to enable companies to efficiently manage their mobile workers with location-relevant and time-sensitive information. Our services are designed to be easy-to-use, cost-effective, Internet-based tools for mobile resource management that provide location, reporting, dispatch, messaging, and other management services. Our services allow customers to use our website to manage the activities of their employees, vehicles, and goods and services, and provide for two-way communications between our customers and their mobile workers. Our services also allow customers to conduct business operations, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field. We believe our services provide significant value to our customers by decreasing the costs and increasing the efficiency of their operations.

      From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources. In the second half of 1998, we introduced FleetASAP, now called GeoManager, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet along with integrated transaction processing and software applications, to enable companies to efficiently manage their mobile resources. Subsequent to the introduction of FleetASAP, we have introduced a number of additional services and features to our services, including two-way communications, MobileForms, ConnectBusiness and DirectData.

      Our services provide information to our customers in one or more of the following ways. First, a customer can use any Internet-connected computer to access our secure website, www.road.com. Second, a customer can use a wireline or wireless telephone to access our speech-to-text voice portal. The website and voice portal are connected to our Wireless Applications Processing Center, a network of secure servers, which receives, processes and stores data as well as serves data to our customers. Third, a customer can use our DirectData service, which streams pre-processed data from our Wireless Applications Processing Center directly to the customer’s legacy software applications. A customer can then execute collaborative processing, which is the combination of data provided by our services and data provided by the customer’s legacy software applications yielding an enhanced set of data. Fourth, a customer can configure certain third-party software applications, such as dispatching software, to access and obtain requested data from our Wireless Applications Processing Center using application programming interfaces.

      The information technology infrastructure and network application software used to provide our services reside at our Wireless Applications Processing Center. Accordingly, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as hardware, software and data networking equipment, to use our services.

      Our services are enabled by the deployment of a platform to the customer’s mobile worker. Our services operate with three independent platforms. First, a mobile worker can use our proprietary hardware device embedded with software and which integrates a Global Positioning System receiver with a wireless modem. Second, a mobile worker can use our proprietary hardware device embedded with software and an integrated Global Positioning System receiver and which is tethered by cable to a wireless telephone. Each of these proprietary hardware devices is called an Internet Location Manager. The Internet Location Manager is installed in a mobile worker’s vehicle. Generally, the vehicle can be of any type. Installation typically takes less than an hour, and is completed by our subcontracted installation agents. Third, a mobile worker can use a location or wireless application protocol-enabled mobile telephone embedded with our software application.

      These platforms receive signals from Global Positioning System satellites to determine location, velocity and time. From time to time, the platform also collects other information, such as operational diagnostics. These data are transmitted to our Wireless Applications Processing Center using wireless networks and the Internet. If a wireless connection is not available, then the platform will store up to five days of captured data and seek to transmit the data when a wireless connection is available. To use services such as two-way communications, MobileForms and ConnectBusiness, customers can provide mobile workers a ruggedized personal digital assistant or our Internet Data Terminal, which are connected to the Internet Location Manager, or, alternatively with some of our services, a wireless application protocol-enabled mobile telephone.

      Since 1998, we have derived substantially all of our revenues from the sale of our services and the associated product hardware. Our service revenue is composed of monthly fees. Our customers can contract to receive our services for terms of one, two or three years and can purchase enhanced service features for additional fees. As more customers use our services, the impact on our service revenue is compounded. Our product revenue consists of sales of the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant.

      We recognize revenue when earned in accordance with applicable accounting standards including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. Through December 31, 2002, our services have been available only by using our platforms. Accordingly, service revenue is recognized ratably over the minimum service contract period, which commences upon the installation of the platform. We defer product revenue from our platform at installation and recognize it ratably over the minimum service contract period. Product costs, not in excess of related product revenue, are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Allowances for sales returns are recorded at the time product revenue is recognized.

      To date, we have not sold our services outside the U.S. and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2003.

      We will incur stock compensation expense in current and future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period using the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge for options granted to consultants in each period can fluctuate depending on our stock price and volatility. At December 31, 2002, deferred stock compensation expense was $491,000, which will be amortized in future periods.

      Since inception, we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We have incurred losses in each quarter since inception and expect to incur net losses in the future. At December 31, 2002, we had an accumulated deficit of $117.9 million. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

      In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. We are currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of our services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, we estimate that as of June 30, 2004 we will have 12,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

Critical Accounting Policies

      Financial Reporting Release No. 60, which was released by the SEC in January 2002, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 1 of the Notes to the Consolidated Financial Statements, included in this Report, is a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

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

      Through December 31, 2002, our services have been available only by using our platform. Accordingly, through December 31, 2002, service revenue, which is composed of monthly fees, was recognized ratably over the minimum service contract period, which commenced upon the installation of the platform in a mobile worker’s vehicle.

      Our product revenue primarily consists of sales of the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant. We defer product revenue at installation and recognize it ratably over the minimum service contract period, which is generally two or three years. Renewal rates for our services are not considered priced at a bargain in comparison to the initial sales price of an associated product (as described in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements). Changes to the pricing of our products and services in the future could result in the recognition of product revenue over periods that extend beyond the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

      Historically, the selling prices of our products have often been at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products.

Allowances for Doubtful Accounts

      Historically, we have had a significant number of small- to medium-sized companies utilizing our services. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30-day payment terms. At the time that customers contract with us for our services, we assess their creditworthiness.

      During economic downturns, certain of our customers have had difficulty with their cash flows. The nature of our relationship with customers is inherently long-term and we have extended and may extend payment terms on an exception basis. We regularly review our customers’ ability to satisfy their payment obligations and provide an allowance for doubtful accounts for all specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance. These allowances are based on our experience in collecting such accounts.

      Although we believe that we can make reliable estimates for doubtful accounts, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate revenue and bad debt expense. Actual results may differ from those estimates.

Results of Operations for the Years Ending December 31, 2002, 2001, and 2000

Service Revenue

      Service revenue increased to $33.7 million in 2002 from $20.2 million and $7.9 million in 2001 and 2000, respectively, as a direct result of the growth in our installed base of subscribers to our services. Initial product installation and service delivery began at the end of 1998. The number of subscribers using our service totaled approximately 90,000, 66,000 and 35,000 at December 31, 2002, 2001 and 2000, respectively.

Product Revenue

      Product revenue increased to $10.7 million in 2002 from $7.3 million and $2.7 million in 2001 and 2000, respectively, and is consistent with the growth in our installed base of subscribers and the commercial release of our services. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases as well. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost will be complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue will grow more slowly than service revenue.

Cost of Service Revenue

      Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are composed of costs associated with connecting our services to wireless networks and the Internet and royalty and subscription fees paid to others. Support and other delivery costs include such expenses as employee salaries and depreciation of our Wireless Applications Processing Center. Cost of service revenue increased to $13.5 million in 2002 from $12.7 million and $6.4 million in 2001 and 2000, respectively. In 2002, the increase in cost of service revenue resulted from direct service delivery expenses, offset by reductions in service infrastructure and personnel costs. In 2001 and 2000, the increase resulted from the associated increase in subscribers using our services and related information technology infrastructure and personnel costs. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a slower rate than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenues will be greater than the growth in cost of service revenue as we continue to add subscribers.

Cost of Product Revenue

      Cost of product revenue consists of the cost of the Internet Location Manager, Internet Data Terminal, ruggedized personal digital assistant and related parts; costs associated with the final assembly, test, provisioning, delivery and installation of our products; and other costs such as provisions for inventory and repair costs. Historically, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Generally, we expect the selling prices of our products to be approximately equal to or exceed the product costs in future periods. The impact of selling products below our cost on future cash flow from operations is expected to be minimal as our service revenue stream expands and is renewed. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably increases as well. Cost of product revenue increased to $17.0 million in 2002 from $13.5 million and $7.9 million in 2001 and 2000, respectively. Increases in the cost of product revenue for each of these years are primarily the result of associated increases in product cost recognized from deferrals, consistent with the growth in subscribers using our services. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost will be complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue and cost of product revenue will grow more slowly than service revenue.

Sales and Marketing Expenses

      Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses decreased to $10.7 million in 2002 from $17.3 million in 2001. The reduction in expenses is attributed to a lower average headcount and the associated decline in compensation expense and reductions in promotional expenses. Sales and marketing headcount increased to 88 at December 31, 2002 from 85 at December 31, 2001. Sales and marketing expenses increased to $17.3 million in 2001 from $15.5 million in 2000. The increase reflects personnel costs, expansion of sales channels and activities related to the development of market awareness of our services in 2001. In 2001, cost reductions associated with the reduction in force were offset by increases in average headcount levels. Sales and marketing headcount decreased to 85 at December 31, 2001 from 96 at December 31, 2000. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and Development Expenses

      Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased to $5.9 million in 2002 from $7.6 million in 2001, primarily due to a decrease in headcount to 59 at December 31, 2002 from 72 at December 31, 2001. Due to a reduction in force undertaken in June 2001, research and development expenses decreased to $7.6 million in 2001 from $8.9 million in 2000. The decrease in 2001 was primarily attributable to a decrease in research and development headcount to 72 at December 31, 2001 from 85 at December 31, 2000. We expect that research and development expenses will increase in future periods as we develop and introduce new products and services.

      In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we

capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life. We capitalized approximately $869,000 of costs related to internally developed software systems in 2000. During 2002 and 2001, no research and development costs were capitalized in accordance with SOP 98-1.

General and Administrative Expenses

      General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses decreased to $8.6 million in 2002 from $12.7 million in 2001. The decrease in 2002 is the result of reductions in provision for doubtful accounts and reductions in employee-related expenses attributed to lower average headcount in 2002. Provisions for doubtful accounts decreased to $461,000 in 2002 from $2.4 million in 2001, due to improved collection activity and receivables management. We expect that provisions for doubtful accounts may increase because of the non-recurring nature of favorable adjustments that occurred during 2002; however, we do not expect that these provisions will return to the levels reported in 2001 and 2000. The increase to $12.7 million in 2001 from $10.9 million in 2000 was primarily due to increases in compensation resulting from a higher average headcount during 2001, provision for doubtful accounts and insurance expenses. General and administrative headcount totaled 47, 47 and 57 at December 31, 2002, 2001, and 2000, respectively.

Restructuring Charges

      During 2001 and in response to a general downturn in the economy, we undertook a formal plan to lower our cost structure. We completed a reorganization to more effectively develop, market and sell mobile resource management products and services. This effort resulted in the total number of employees being reduced by approximately 11 percent. Restructuring expenses, which consist of severance and related costs, were $218,000 in 2001.

Intangibles Amortization

      Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com, Inc. in September 2002. The costs are being amortized over an estimated useful life of three and two years, respectively.

Stock Compensation Expense

      Deferred stock compensation related to the granting of stock options to employees and consultants was approximately $491,000 at December 31, 2002 and $2.3 million as of December 31, 2001. Stock compensation expense decreased to $1.1 million in 2002 from $3.0 million in 2001 and $11.7 million in 2000 and primarily represents the amortization of deferred stock compensation over the vesting periods of related options granted in 2000 and 1999.

Investment Impairment Charge

      At December 31, 2001, we held approximately 148,000 shares of preferred stock in Cellport Systems, Inc., with a book value of $1,035,000 and which represented approximately seven percent ownership in Cellport Systems, Inc. We accounted for this investment using the cost method. During 2002, we determined that the investment had experienced a decline in value that was other than temporary. Accordingly, we expensed $1,035,000 in 2002.

Interest Income (Expense), Net

      Net interest income (expense) is composed primarily of interest earned on cash, cash equivalents and short-term investments, partially offset by interest expense related to the financing of directors and officers insurance costs. Net interest income (expense) decreased to approximately $949,000 in 2002 from

$2.6 million and $3.2 million in 2001 and 2000, respectively. The decreases resulted from lower balances available for investment and lower interest rates.

Other Expense, Net

      In 2002 and 2001 other expense consisted primarily of immaterial net foreign currency exchange losses related to our subsidiary in India. In 2001 and 2000, other expense is composed of amounts paid to underwriters for expenses not associated with the initial public offering, offset in part by gains on disposal of property and equipment.

Income Taxes

      Since inception, we have incurred net losses for federal and state tax purposes and except for only minimum state income and franchise taxes have not recognized any tax provision or benefit.

Net Loss

      Net loss decreased to $14.2 million in 2002 from $38.6 million in 2001. This decrease was primarily attributed to an increase in revenue while cost of revenue grew more slowly and stock compensation, sales and marketing expenses, research and development expenses and general and administrative expenses all declined. Net loss decreased to $38.6 million in 2001 from $48.8 million in 2000 as a result of reduced stock compensation, offset in part by increases in sales and marketing and general and administrative costs associated with developing our technology, building our infrastructure and increasing our installed base of subscribers.

Changing Prices

      We conduct operations primarily within the U.S. where inflation during 2002, 2001 and 2000 has been low and has not materially impacted our operating results. Foreign currency exchange losses resulting from transactions with our wholly-owned subsidiary in India, which began business in 1999, were not material during 2002, 2001 and 2000 and were expensed as incurred.

Quarterly Results of Operations

      The following table sets forth our consolidated operating results for each of the eight quarters ended December 31, 2002. These data have been derived from unaudited consolidated financial statements that, in the opinion of our management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with our annual audited consolidated financial statements and notes thereto appearing elsewhere in this Report. The operating results are not necessarily indicative of results of any future period.

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Services	$9,813	$8,657	$7,957	$7,251	$6,371	$5,550	$4,544	$3,723
Product	3,133	2,659	2,501	2,449	2,242	1,980	1,649	1,391

Total revenues	12,946	11,316	10,458	9,700	8,613	7,530	6,193	5,114

Costs and expenses:
Cost of service revenue	3,570	3,440	3,325	3,209	3,187	3,375	3,285	2,843
Cost of product revenue	4,932	4,264	3,796	3,954	4,062	3,933	2,882	2,646
Sales and marketing	2,711	2,433	2,604	2,998	3,166	4,201	4,835	5,065
Research and development	1,340	1,476	1,476	1,586	1,592	1,575	2,204	2,237

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

	(In thousands)
General and administrative	2,026	1,875	1,879	2,836	3,034	2,692	3,177	3,830
Restructuring charges	—	—	—	—	—	(30)	248	—
Intangibles amortization	424	418	414	414	414	414	414	414
Stock compensation	248	380	376	61	578	880	288	1,295

Total costs and expenses	15,251	14,286	13,870	15,058	16,033	17,040	17,333	18,330

Loss from operations	(2,305)	(2,970)	(3,412)	(5,358)	(7,420)	(9,510)	(11,140)	(13,216)

Other income (expense), net:
Interest income	296	204	219	245	307	504	776	1,075
Interest expense	(3)	(2)	(4)	(6)	(7)	(1)	(1)	—
Investment impairment charge			(1,035)
Other income (expense), net	(6)	6	(15)	(91)	(24)	14	14	(18)

Total other income (expense), net	287	208	(835)	148	276	517	789	1,057

Net loss	$(2,018)	$(2,762)	$(4,247)	$(5,210)	$(7,144)	$(8,993)	$(10,351)	$(12,159)

Liquidity and Capital Resources

      Since our inception, we have financed operations primarily through sales of our stock, which totaled $144.9 million in aggregate net proceeds through December 31, 2002. As of December 31, 2002, we had $35.7 million of cash and cash equivalents, $2.2 million of restricted short-term investments and working capital of $45.8 million. We currently have a $2.0 million revolving line of credit facility against which there were no borrowings as of December 31, 2002. The line, against which letters of credit have been issued, is collateralized by a restricted certificate of deposit of $2.0 million. There are two letters of credit outstanding under this revolving line of credit at December 31, 2002 totaling $733,735 and expiring October 29, 2003 and December 31, 2003. This credit facility expires in November 2003.

      Net cash used for operating activities was $6.6 million, $34.6 million and $39.4 million in 2002, 2001 and 2000, respectively. In 2002, cash used for operating activities was attributable primarily to net losses, an increase in accounts receivable and deferred product costs, offset by depreciation and amortization and amortization of deferred stock compensation. In 2001 and 2000, cash used for operating activities was attributable primarily to net losses and increases in accounts receivable, inventory, and deferred product costs, offset in part by depreciation and amortization and amortization of deferred stock compensation and increases in deferred revenues. As of December 31, 2002, approximately $1.9 million of our accounts receivable were over 90 days old. We believe we have adequately provided allowances as of December 31, 2002 for any such amounts that may ultimately become uncollectible.

      We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product costs and revenue are recognized ratably over the minimum service contract period. Deferred product costs are recorded at the time of shipment and deferred product revenue is recorded at the time of installation. As a result, deferred product costs will generally exceed deferred product revenue as we grow our business. At December 31, 2002, total deferred product costs of $14.9 million exceeded total deferred product revenue by approximately $2.4 million and included $1.3 million related to products shipped but not yet installed.

      Net cash used in investing activities was $881,000 in 2002 and resulted from purchases of $755,000 of property and equipment offset by reductions in other assets of $101,000. Net cash provided by investing activities in 2001 was $4.2 million, primarily resulting from maturities of short-term investments of $5.2 million and offset in part by purchases of approximately $763,000 of property and equipment. In 2000, net cash used in investing activities of $3.7 million resulted from purchases of $7.5 million of property and equipment, purchases of short-term investments of $6.5 million, cash paid for acquisitions of $3.4 million and increases in other assets of $1.7 million, offset by proceeds from maturities of short-term investments of $15.3 million.

      Net cash provided by financing activities was $2.9 million, $1.3 million and $89.7 million in 2002, 2001 and 2000, respectively. Cash provided by financing activities in each period was attributable to proceeds from the issuance of our stock.

      Our capital expenditures in 2002 were approximately $755,000, a decrease of $8,000 from 2001 and consistent with our anticipated needs in operations, infrastructure and personnel. We have no material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure. We also may establish additional operations as we expand globally.

      We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures at least through March 2004. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a larger credit facility. If additional funds are raised through the issuance of debt securities, holders of these securities could have certain rights, preferences and privileges senior to holders of our common stock, and the terms of this debt could restrict our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our operations, which could harm our business, financial condition and operating results.

Impact of Recently Issued Accounting Standards

      In October 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We have adopted SFAS No. 144 as of January 1, 2002. During the quarter ended June 30, 2002, we recorded an impairment charge of $1,035,000, representing our entire investment in Cellport Systems, Inc. preferred stock.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. We expect to adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure requirements of FIN 45 effective December 31, 2002. As we did not have any material guarantees outstanding, the issuance of FIN 45 did not have an effect on our financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS No. 148 is not expected to have an impact on our financial position, results of our operations or our cash flows.

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

      An evaluation of our business is difficult because we have a limited operating history. We commenced operations in July 1996 and commercially offered our first services in the second half of 1998. We may not achieve profitability or continue to grow. We face a number of risks encountered by companies in the Global Positioning System, wireless communications, transaction processing, software applications and Internet information industries, including:

•	our need to introduce reliable and robust products and services that meet the demanding needs of customers;

•	our need to expand our marketing, sales and support organizations, as well as our distribution channels;

•	our ability to anticipate and respond to market competition and technological change;

•	the uncertainty of market acceptance of our services;

•	our need to manage expanding operations;

•	our dependence on wireless carriers;

•	limited coverage of wireless networks; and

•	any need to migrate to new networks, which could cause our products to be incompatible with new networks or out of date.

      Our business strategy may not be successful, and we may not successfully address these risks.

If we do not increase revenue from the sale of our services to new and existing customers, our business may not be successful.

      Our success depends on our ability to increase revenue from the sale of our services to new and existing customers and on market acceptance of our services. We may not be able to achieve widespread adoption of our services. Furthermore, changes such as increases in our pricing for products and services or the pricing of competing products and services may harm our ability to increase sales of our products and services to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, our business will be seriously harmed.

If, pursuant to its announcement, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in 2004, or our other wireless carriers decide to abandon Cellular Digital Packet Data, Integrated Digital Enhanced Network, General Packet Radio Services or Code Division Multiple Access 1XRTT technologies or do not continue to expand their Cellular Digital Packet Data, Integrated Digital Enhanced Network, General Packet Radio Services or Code Division Multiple Access 1XRTT systems, we may be unable to deliver our services and our revenues would decrease.

      Our services function only on Cellular Digital Packet Data, General Packet Radio Services or Code Division Multiple Access 1XRTT networks or Integrated Digital Enhanced Networks. These protocols cover only portions of the U.S. and Canada, and may not gain widespread market acceptance. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide services to our customers. AT&T Wireless has announced that it expects to discontinue new sales of Cellular Digital Packet Data service on March 31, 2003, and that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. If the termination of AT&T Wireless’ Cellular Digital Packet Data network disrupts our ability to deliver our services to certain of our customers, our revenues would decrease and our customers’ satisfaction would suffer. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use our services outside the current coverage area.

If one or more of the agreements we have with wireless carriers is terminated, we may be unable to offer our services to our customers within the carrier’s coverage area.

      Wireless carriers offering services compatible with our services have little overlap in their service coverage areas. Our existing agreements with wireless carriers may be terminated upon as little as fifteen-days written notice or immediately upon the occurrence of certain conditions. In connection with ceasing operation of its Cellular Digital Packet Data network, AT&T Wireless may seek to terminate or not to renew its contract for Cellular Digital Packet Data service with us. If one or more of our wireless carriers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of service to our customers in that coverage area.

We depend on a limited number of third parties to manufacture and supply critical components for our products and services.

      If these parties do not perform their obligations, or if they cease to manufacture and supply components critical for our products and services, we may be unable to find other suppliers or operate our business. A subscriber requires our Internet Location Manager or a location- or wireless application protocol-enabled mobile telephone to use our services. To use our services with two-way communications, a subscriber requires an Internet Location Manager and either an Internet Data Terminal or a ruggedized personal digital assistant. The Internet Location Manager, which we install in each subscriber’s vehicle, determines the worker’s location, velocity and orientation, and gathers other information about the subscriber’s activities. The Internet Data Terminal, when installed in a subscriber’s vehicle, adds the incremental ability to send and receive messages to and from the worker. We cannot be sure that alternative sources for key components used in the Internet Location Manager and the Internet Data Terminal will be available when needed, or if available, that these components will be available on commercially reasonable terms. We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers or manufacturers. Our sole suppliers and manufacturers of key components include:

•	Taiwan Semiconductor Manufacturing Company, our sole manufacturer of Global Positioning System digital receiver chips;

•	Valence Semiconductor, our sole supplier of radio frequency chips;

•	Orient Semiconductor Electronics, our sole manufacturer of Internet Location Managers;

•	Micronet, our sole supplier of Internet Data Terminals;

•	Symbol Technologies, our sole supplier of ruggedized personal digital assistants;

•	Motorola, our sole supplier of wireless modems operable on Integrated Digital Enhanced Networks; and

•	Voxeo, our sole supplier of voice-based access services for use with our speech-to-text voice portal service.

      If our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of components critical for our products and services, if the quality of these components is inadequate, or if the terms for supply of these components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our subscriber base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

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

      We are continually evaluating business alliances and external investments in technologies related to our business. Acquisitions of companies, divisions of companies, businesses or products and strategic alliances entail numerous risks, any of which could materially harm our business in several ways, including:

•	diversion of management’s attention from our core business objectives and other business concerns;

•	failure to integrate the acquired company into our pre-existing business;

•	potential loss of key employees from either our pre-existing business or the acquired business;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the acquired company.

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

      We have never been profitable. At December 31, 2002, we had an accumulated deficit of $117.9 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. In order to facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and may continue to experience, negative gross margins on the sale of our hardware.

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

      Our expense levels are based, in part, on our expectation of future revenues. Additionally, a substantial portion of our expenses is relatively fixed. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. We believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance. In some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

Our stock price is volatile, which may cause you to lose money and result in costly litigation that could divert our resources.

      Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive and emerging nature of our business and the mobile resource management sector, the market price of our common stock may rise and fall in response to:

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

      If we fail to develop and maintain our services as we experience rapid growth, demand for our services could decrease, which would result in a decrease in our revenues. Our development and expansion have placed, and will continue to place, significant strain on our managerial, operational and financial resources. Due to the limited deployment of our services, we are unable to assess our ability to grow the business and manage a substantially larger number of customers and additional services.

We face competition from existing and potential competitors, which could reduce our market share and revenues.

      The market for our services is competitive and is expected to become even more competitive in the future. Our customers evaluate our services primarily on the basis of the functionality, ease of use, quality, price, geographic coverage of services and corporate financial strength and those of our competitors. If we are unable to compete successfully in these areas, competitive pressures may harm our business, resulting in a loss of market share and revenues. Our current and potential competitors include:

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

      Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business. We currently do not have fully redundant systems for uninterrupted services at an alternate site. Our operations depend upon our ability to maintain and protect our computer systems in our principal facilities in Redwood City, California, which are on or near earthquake fault zones, and Ashburn, Virginia.

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

      In addition, the U.S. government could decide not to continue to operate and maintain Global Positioning System satellites over a long period of time or to charge for the use of the Global Positioning System. Furthermore, because of ever-increasing commercial applications of the Global Positioning System and international political unrest, U.S. government agencies may become increasingly involved in the administration or the regulation of the use of Global Positioning System signals in the future. If factors such as the foregoing affect the Global Positioning System, for example by affecting the availability, quality, accuracy or pricing of Global Positioning System technology, our business will suffer.

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

      Our ability to grow and achieve profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tall buildings blocking the transmission of data to and from wireless modems used with our services. These effects could make our services less reliable and less useful, and customer satisfaction could suffer. Our financial condition could be seriously harmed if our wireless carriers were to increase the prices of their services, or to suffer operational or technical failures. If wireless carriers do not expand their coverage, we may be unable to offer our service to additional areas.

Defects or errors in our services could result in the cancellation or delays of our services, which would damage our reputation and harm our financial condition.

      We must develop our services quickly to keep pace with the rapidly changing Global Positioning System, wireless communications, transaction processing, software and Internet markets. Products and services that address these markets are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. Our services may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. This would damage our reputation and result in lost revenues, diverted development resources, and increased service and warranty costs.

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

      Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our services, which would make our services less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

From time to time we are or may be subject to litigation that could result in significant costs to us.

      From time to time, we are or may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of our services or hardware platform or their deployment. In addition, we currently are and may in the future be, subject to litigation alleging violations of various federal and state securities laws. A securities, product liability or other claim could seriously harm our business because of the costs of defending the lawsuit, diversion of employees’ time and attention, and potential damage to our reputation. Some of our agreements with our customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims. Although we carry general liability and directors and officers insurance, our insurance may not cover potential claims or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

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

      In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by governmental agencies, including the Federal Communications Commission and Department of Defense. These regulations may impose licensing requirements or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and Global Positioning System technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to our services. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business. Wireless carriers who supply us with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase our costs or limit the provision of our services.

Our success depends on our ability to maintain and expand our sales channels.

      In order to increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel in our business, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. New sales personnel require training and it takes time for them to achieve full productivity, if at all. In addition, we believe that our success is dependent on expansion of our indirect distribution channels, including our relationships with wireless carriers, independent sales agents and distribution partners. To date, we have relationships with a limited number of these wireless carriers, independent sales agents and distribution partners. These sales channel partners require training in selling our products and services and it will take time for these partners to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all. Our distributors, many of which are not engaged with us on an exclusive basis, may not devote adequate resources to promoting and selling our services.

We depend on recruiting and retaining qualified personnel and our inability to do so would seriously harm our business.

      Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with Global Positioning System, wireless communications, transaction processing, software and Internet expertise. Competitors and others have in the past, and may attempt in the future, to recruit our employees. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

We may need and may not be able to obtain additional capital, which could prevent us from carrying out our business strategy.

      We anticipate that our available cash resources will be sufficient to fund our operating needs until March 2004, including the expansion of sales and marketing and research and development programs during that period. Thereafter, we may require additional financing in an amount that we cannot determine at this time. If our plans or assumptions change or are inaccurate, we may be required to seek capital sooner than anticipated. We may need to raise funds through public or private debt or equity financings. If we need to raise additional funds, we may not be able to do so on commercially reasonable terms, or at all, and may not be able to continue to fund our operations.

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

      The U.S. government generally limits the export of encryption technology, which our service infrastructure incorporates. Foreign countries may impose similar regulatory requirements. If any export approval that we receive is revoked or modified, if our technology is unlawfully exported or if the U.S. government adopts new legislation or regulations restricting export of our services and encryption technology, we may not be able to distribute our services to potential customers outside the U.S., which may seriously harm our business. We may need to incur significant costs and divert resources to develop replacement technologies or may need to adopt inferior substitute technologies to satisfy these export restrictions. These replacement or substitute technologies may not be the preferred security technologies of our customers, in which case our business may not grow. In addition, we may suffer similar consequences if the laws of any other country limit the ability of third parties to sell encryption technologies to us.

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

Foreign Currency Exchange

      We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, with interests in Canada, provides the modem for some versions of the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System digital receiver chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 8 percent.

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

      Not applicable.

PART III

      Certain information required by Part III is omitted from this Report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our 2003 annual meeting of stockholders and the information included in the Proxy Statement is incorporated herein by reference.

Item 14.	Controls and Procedures

      Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and the design of our disclosure controls and procedures may not achieve our stated goals under all potential future conditions, regardless of how remote.

      There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Index to Consolidated Financial Statements

The following Consolidated Financial Statements of At Road, Inc. and it’s subsidiary are filed as part of this Report on Form 10-K:

2. Consolidated Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

      Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

3. Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      (b) Reports on Form 8-K

      None

      (c) Exhibits

3.4	Amended and Restated Bylaws of the Registrant, as amended.
3.5*	Amended and Restated Certificate of Incorporation of the Registrant.
4.1*	Specimen Stock Certificate.
10.1*†	CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997.
10.2*†	Form of Wireless Network Services Agreement and Form of Purchase Agreement for Goods.
10.3*†	Product License and Collaboration Agreement between the Registrant and Intel Corporation dated January 28, 2000.
10.4*†	Product Purchase Agreement between the Registrant and Novatel Wireless Technologies, Inc. dated January 1, 2000.
10.5*†	Product Purchase Agreement between the Registrant and Novatel Wireless Technologies, Inc. dated April 1, 2000.
10.6*†	Design and Purchase Contract between the Registrant and Philsar Electronics, Inc. dated April 11, 1997.
10.7*†	Joint Marketing Agreement between the Registrant and Cellco Partnership dated June 25, 1999 and Amendment No. 1 dated October 12, 1999.
10.8*	Sublease Agreement between the Registrant and Sterling Software (Western), Inc. dated August 24, 1999.
10.9*	Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated April 18, 1995.
10.10*	Sublease Agreement between the Registrant and LSI Logic Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated February 8, 2000.
10.11*	Agreement between the Registrant and Elnet Technologies Ltd. dated November 16, 1999.
10.12*	1996 Stock Option Plan.
10.13*	2000 Stock Option Plan.
10.14*	2000 Employee Stock Purchase Plan.
10.15*	2000 Directors’ Stock Option Plan.
10.16*	Form of Indemnification Agreement.
10.17*	Asset Purchase Agreement between the Registrant and Differential Corrections, Inc. dated March 8, 2000.
10.18*	Asset Purchase Agreement between the Registrant and Hynet Technologies dated March 23, 2000.
10.19*	Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000.
10.20*†	CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000.

10.21*	Joint Marketing Agreement between the Registrant and GTE Wireless Service Corporation dated May 5, 2000.
10.22*	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated June 30, 1999, Loan Modification Agreement dated July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement dated March 31, 2000.
10.23*†	Strategic Agreement between the Registrant and Hitachi Software Engineering Co., Ltd. dated July 21, 2000.
10.24*	Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated August 3, 2000.
10.25**	First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001.
10.26**	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 21, 2001.
10.27***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January 19, 2001.
10.28***†	Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001.
10.29***†	Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000.
10.30***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile Communications LLC dated January 10, 2002.
10.31***†	Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001.
10.32***†	Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc. dated December 28, 2001.
10.33***	Loan Modification Agreements between the Registrant and Silicon Valley Bank dated July 31, 2001, September 30, 2001 and November 5, 2001.
10.34***	Co-Marketing Agreement between the Registrant and Southern Communications Services, Inc. dated March 4, 2002.
10.35	Agreement between the Registrant and Elnet Technologies Ltd. dated November 17, 2002.
10.36	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 24, 2002.
10.37†	Reseller Agreement between the Registrant and AT&T Wireless dated February 24, 2003.
21.1*	List of Subsidiaries.
23.1	Independent Auditors’ Consent.
24.1	Power of Attorney (see page 57).
99.1	Statement pursuant to 18 U.S.C. Section 1350.
99.2	Statement pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

**	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 30, 2001.

***	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 28, 2002.

†	Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of At Road, Inc.:

      We have audited the accompanying consolidated balance sheets of At Road, Inc. and its subsidiary (the “Company”) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the consolidated financial statement schedule listed in Item 14(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of At Road, Inc. and its subsidiary at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

February 5, 2003

AT ROAD, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$35,659	$40,164
Restricted short-term investments	2,241	2,216
Accounts receivable (net of allowances of $1,900 and $3,633)	7,407	4,781
Inventories	5,399	8,396
Deferred product costs	8,694	8,599
Prepaid expenses and other	1,243	482

Total current assets	60,643	64,638
Property and equipment, net	2,500	4,900
Deferred product costs	6,166	5,091
Intangible assets, net	483	2,071
Other assets	758	1,774

Total assets	$70,550	$78,474

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,408	$2,377
Accrued liabilities	4,309	4,837
Deferred revenue	7,155	6,124

Total current liabilities	14,872	13,338
Deferred revenue	5,321	4,426
Other long-term liabilities	190	299

Total liabilities	20,383	18,063

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none in 2002 and 2001	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 47,747,156 in 2002 and 46,499,451 in 2001	170,610	169,148
Deferred stock compensation	(491)	(2,342)
Notes receivable from stockholders	(2,068)	(2,748)
Accumulated deficit	(117,884)	(103,647)

Total stockholders’ equity	50,167	60,411

Total liabilities and stockholders’ equity	$70,550	$78,474

See notes to consolidated financial statements.

AT ROAD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Revenues:
Service	$33,678	$20,188	$7,919
Product	10,742	7,262	2,704

Total revenues	44,420	27,450	10,623

Costs and expenses:
Cost of service revenue	13,544	12,690	6,414
Cost of product revenue	16,946	13,523	7,865
Sales and marketing	10,746	17,267	15,512
Research and development	5,878	7,608	8,893
General and administrative	8,616	12,733	10,887
Restructuring charges	—	218	—
Intangibles amortization	1,670	1,656	1,239
Stock compensation(*)	1,065	3,041	11,664

Total costs and expenses	58,465	68,736	62,474

Loss from operations	(14,045)	(41,286)	(51,851)

Other income (expense), net:
Interest income	964	2,662	3,243
Interest expense	(15)	(9)	—
Investment impairment charge	(1,035)	—	—
Other income (expense), net	(106)	(14)	(215)

Total other income (expense), net	(192)	2,639	3,028

Net loss	$(14,237)	$(38,647)	$(48,823)

Basic and diluted net loss per share	$(0.31)	$(0.88)	$(3.48)

Shares used in calculating basic and diluted net loss per share	46,134	43,892	14,026

Pro forma basic and diluted net loss per share			$(1.41)

Shares used in calculating pro forma basic and diluted net loss per share			34,582

(*) Stock compensation:
Cost of service revenue	$23	$82	$171
Cost of product revenue	96	194	479
Sales and marketing	72	(12)	1,691
Research and development	322	214	2,686
General and administrative	552	2,563	6,637

Total	$1,065	$3,041	$11,664

See notes to consolidated financial statements.

AT ROAD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except share and per share amounts)

						Notes	Accumulated
	Preferred Stock		Common Stock		Deferred	Receivable	Other			Total
					Stock	from	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Loss

BALANCES, January 1, 2000	25,430,177	$51,606	7,550,001	$18,590	$(11,632)	$(1,758)	$(21)	$(16,177)	$40,608
Net Loss								(48,823)	(48,823)	$(48,823)
Change in net unrealized income (loss) from short-term investments							11		11	11

Comprehensive loss										$(48,812)

Issuance of Series D convertible preferred stock at $8.67 per share, net of issuance costs of $35	1,280,768	11,069							11,069
Issuance of Series D convertible preferred stock at $10.80 per share in connection with the purchase of Differential Corrections, Inc. assets	78,923	852							852
Issuance of Series E convertible preferred stock at $10.00 per share net of issuance costs of $20	2,100,000	20,980							20,980
Issuance of common stock in connection with the purchase of Hynet Technologies assets			50,000	740					740
Conversion of convertible preferred stock into common stock	(28,889,868)	(84,507)	28,889,868	84,507					—
Common stock issued through initial public offering, net of issuance costs			7,000,000	56,841					56,841
Exercise of stock options and stock purchase rights			2,575,860	2,324		(1,471)			853
Common stock issued for consulting services			6,250	51					51
Issuance of note receivable related to previously issued common stock						(80)			(80)
Deferred stock compensation				10,026	(10,026)				—
Reversal of deferred stock compensation due to employee terminations				(1,871)	1,871
Amortization of deferred stock compensation					11,664				11,664

BALANCES, December 31, 2000	—	—	46,071,979	171,208	(8,123)	(3,309)	(10)	(65,000)	94,766
Net Loss								(38,647)	(38,647)	$(38,647)
Change in net unrealized income (loss) from short-term investments							10		10	10

Comprehensive loss										$(38,637)

Shares issued under employee stock purchase plan			367,579	672					672
Exercise of stock options			387,226	282		(35)			247
Common stock issued for consulting services			2,250	4					4
Collection of notes receivable from stockholders						318			318
Repurchase of common stock through cancellation of notes receivable			(329,583)	(278)		278
Deferred stock compensation				85	(85)
Reversal of deferred stock compensation due to employee terminations				(2,825)	2,825
Amortization of deferred stock compensation					3,041				3,041

BALANCES, December 31, 2001	—	$—	46,499,451	$169,148	$(2,342)	$(2,748)	$—	$(103,647)	$60,411
Net Loss								(14,237)	(14,237)	$(14,237)

Shares issued under employee stock purchase plan			553,401	1,098					1,098
Exercise of stock options			788,054	1,276					1,276
Collection of notes receivable from stockholders						554			554
Repurchase of common stock through cancellation of notes receivable			(93,750)	(126)		126
Deferred stock compensation				15	(15)
Reversal of deferred stock compensation due to employee terminations				(801)	801
Amortization of deferred stock compensation					1,065				1,065

BALANCES, December 31, 2002	—	$—	47,747,156	$170,610	$(491)	$(2,068)	$—	$(117,884)	$50,167

See notes to consolidated financial statements.

AT ROAD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net loss	$(14,237)	$(38,647)	$(48,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,710	4,625	3,385
(Gain) loss on disposal of property and equipment	115	2	(161)
Investment impairment charge	1,035	—	—
Amortization of deferred stock compensation	1,065	3,041	11,664
Provision for inventory valuation	1,063	735	768
Provision for bad debts and sales returns	461	2,442	2,386
Common stock issued for consulting services	—	4	51
Change in assets and liabilities:
Accounts receivable	(3,087)	(2,656)	(6,128)
Inventories	1,934	(2,155)	(5,864)
Deferred product costs	(1,170)	(3,386)	(8,428)
Prepaid expenses and other	(761)	330	(608)
Accounts payable	1,031	(1,233)	1,590
Accrued and other liabilities	(637)	(1,116)	4,855
Deferred revenue	1,926	3,421	5,962

Net cash used in operating activities	(6,552)	(34,593)	(39,351)

Cash flows from investing activities:
Purchase of property and equipment	(755)	(763)	(7,550)
Proceeds from sale of property and equipment	—	—	283
Purchases of short-term investments	—	—	(6,531)
Proceeds from maturities of short-term investments	—	5,208	15,283
Purchase of restricted short-term investments	(25)	(81)	(135)
Cash paid in purchase of Differential Corrections, Inc. and Hynet Technologies assets, net of cash acquired	—	—	(3,363)
Other assets	(101)	(124)	(1,733)

Net cash provided by (used in) investing activities	(881)	4,240	(3,746)

Cash flows from financing activities:
Proceeds from sale preferred stock	—	—	32,049
Proceeds from sale of common stock	2,374	919	57,694
Proceeds from payments on note receivable issued to stockholders	554	318	—
Issuance of notes receivable related to previous issuance of common stock	—	—	(80)

Net cash provided by financing activities	2,928	1,237	89,663

Net increase (decrease) in cash and cash equivalents	(4,505)	(29,116)	46,566
Cash and cash equivalents:
Beginning of year	40,164	69,280	22,714

End of year	$35,659	$40,164	$69,280

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock for notes receivable	$—	$35	$1,471

Deferred stock compensation	$15	$85	$10,026

Reversal of deferred stock compensation	$801	$2,825	$1,871

Repurchase of common stock through cancellation of notes receivable	$126	$278	$—

Purchase of Differential Corrections, Inc. and Hynet Technologies assets:
Value of stock issued	—	—	$1,592
Cash paid	—	—	4,014
Liabilities assumed	—	—	215

Assets acquired (including intangibles of $4,969)	$—	$—	$5,821

See notes to consolidated financial statements.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Note 1.     Organization and Summary of Significant Accounting Policies

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

Short-Term Investments

      Short-term investments represent highly liquid debt instruments purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive loss within stockholders’ equity. While the Company’s intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis. There were no short-term investments at December 31, 2002 and 2001.

      Restricted short-term investments consist of a certificate of deposit with an original maturity of greater than 90 days, which is held as collateral under the Company’s line of credit agreement (see Note 7). The certificate of deposit is classified as available-for-sale as the sale of such security may be required prior to maturity. At December 31, 2002 and 2001, the fair value of the restricted short-term investment approximated cost.

Concentration of Credit Risk

      Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. The Company’s cash equivalents and short-term investments consist of checking and savings accounts, money market accounts and highly liquid debt instruments with three financial institutions. The Company sells products primarily

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to companies in the United States. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition.

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

Intangible and Other Assets

      Intangible assets, which represent purchased technology, are stated at cost and amortized using the straight-line method over an estimated useful lives of two to three years.

      At December 31, 2002, the Company held approximately 148,000 shares of preferred stock in Cellport Systems, Inc., with a book value of $1,035,000 and which represented approximately seven percent ownership in Cellport Systems, Inc. The Company accounts for this investment using the cost method. During the quarter ended June 30, 2002, it was determined that the investment had experienced a decline in value that was other than temporary. Accordingly, $1,035,000 was expensed in 2002 (see Note 5).

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

Revenue Recognition

      Revenue is recognized when earned in accordance with applicable accounting standards, including American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, Software Revenue Recognition, as amended. The Company earns revenues under service contracts, which generally provide service over periods from two to three years, and from related products sold to customers (for which title passes on delivery). Through December 31, 2002, the Company’s service has been available only through use of its product; such product has no alternative use. Accordingly, service revenue is recognized ratably over the minimum service contract period, which commences upon product installation. In addition, the Company defers product revenue at installation and recognizes it ratably over the minimum service contract period. Product costs (not in excess of the related deferred product revenue) are also deferred and amortized over such period. Allowances for sales returns are recorded at the time

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product revenue is recognized. Customer payments received prior to installation are recorded as customer deposits.

Advertising Costs

      All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were approximately $252,000, $1,345,000 and $1,392,000 in 2002, 2001 and 2000, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, direct mailings and trade show expenses.

Research and Development Expenses

      Research and development expenses are charged to operations as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During 2002 and 2001 no research and development costs were capitalized in accordance with SOP 98-1. During 2000 the Company capitalized approximately $869,000 of costs related to internally developed software systems in accordance with SOP 98-1.

Foreign Currency Transactions

      The functional currency of the Company’s foreign subsidiary is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, non-monetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses have not been significant to date.

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

      SFAS No. 123 requires the disclosure of pro forma net income or loss had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations are

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

based on a single option valuation approach, and forfeitures are recognized as they occur. The Company used the following weighted average assumptions:

	Years Ended December 31,

	2002	2001	2000

Stock Option Plans:
Risk free interest rate	3.6%	4.5%	6.0%
Expected volatility	124.0%	143.0%	95.0%
Expect life (in years)	5	5	5
Expected dividend	$0.00	$0.00	$0.00

Employee Stock Purchase Plan:
Risk free interest rate	1.61%	2.83%	3.74%
Expected volatility	124.0%	143.0%	95.0%
Expect life (in years)	.5	.5	.5
Expected dividend	$0.00	$0.00	$0.00

      If the computed minimum values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, loss attributable to common stockholders and basic and diluted loss per share on a pro forma basis (as compared to such items as reported) would have been (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss as reported	$(14,237)	$(38,647)	$(48,823)
Less; stock-based employee compensation expense included in reported net loss	1,025	2,957	10,491
Add; stock-based employee compensation expense determined under fair value based method	(8,705)	(7,364)	(6,639)

Pro forma net loss	$(21,917)	$(43,054)	$(44,971)

Basic and diluted net loss per share:
As reported	$(0.31)	$(0.88)	$(3.48)

Pro forma	$(0.48)	$(0.98)	$(3.21)

      During the preparation of the Company’s 2002 consolidated financial statements, management determined that the pro forma net loss and pro forma net loss per share for fiscal 2001 and 2000 had been improperly calculated. Accordingly, such pro forma amounts presented above have been revised. These changes did not impact the Company’s consolidated balance sheet, consolidated statement of operations, net loss or net loss per share for any of the periods presented.

Net Loss per Common Share

      Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period (excluding shares subject to repurchase). Diluted net loss per common share was the same as basic net loss per common share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain Significant Risks and Uncertainties

      The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products and services or price reductions on current products and services; changes in the overall demand for products and services offered by the Company; market acceptance of the Company’s products and services; development of sales channels; changes in third-party manufacturers; changes in key suppliers; changes in availability of wireless data networks; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risks associated with necessary components; and the Company’s ability to attract and retain employees necessary to support its growth.

Comprehensive Loss

      Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At December 31, 2002 and 2001, accumulated other comprehensive loss was zero. At December 31, 2000, accumulated other comprehensive loss was composed of unrealized losses on short-term investments of $10,000.

Segment Reporting

      In 2002, 2001 and 2000, the Company operated in a single reportable segment and will evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in 2002, 2001 and 2000, and had no significant long-lived assets deployed outside the United States at December 31, 2002 and 2001.

Derivative Instruments and Hedging Activities

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 became effective for the Company on January 1, 2001. The adoption of this statement did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Recently Issued Accounting Standards

      In October 2001, the FASB issued SFAS No. 144, Accounting for Impairment of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of this statement did not

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

      In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally EITF Issue No. 94-3. The Company is required to adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

      In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective December 31, 2002. As the Company did not have any material guarantees outstanding, the issuance of FIN 45 did not have an effect on the Company’s financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decision with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ending after December 15, 2002. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

Note 2.	Acquisitions

      In April 2000, the Company purchased substantially all assets and certain related liabilities of Differential Connections, Inc. (Differential) for cash of $4,014,000 and 78,923 shares of the Company’s Series D convertible preferred stock with an estimated fair value of $852,000. The acquisition was accounted for as a purchase and, accordingly, the results of operations of Differential since the date of acquisition have been included in the Company’s consolidated financial statements. The total consideration exceeded the fair value of the net tangible assets (liabilities) acquired by approximately $4,969,000, which has been recorded as purchased technology and is being amortized on a straight-line basis over an estimated useful life of three years.

      The following unaudited pro forma information shows the results of operations for 2000 as if the Differential purchase had occurred at the beginning of the year. The results are not necessarily indicative of what would have occurred had the acquisition actually been made at the beginning of the respective years presented or of future operations of the combined companies (in thousands, except per share information).

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended
December 31,
2000

Net revenues	$10,743
Net loss	(48,940)
Net loss per share, basic and diluted	$(3.49)

      In May 2000, the Company purchased certain assets and related liabilities of Hynet Technologies for 50,000 shares of the Company’s common stock. The net assets purchased had an estimated fair value of $740,000 (including $651,000 of cash and $100,000 of assets held for sale). The Company recorded the value of the common stock at $740,000 based on the monetary assets acquired (including the estimated proceeds from the assets held for sale) net of liabilities assumed.

Note 3.	Inventories

      Inventories consist of (in thousands):

	December 31,

	2002	2001

Raw materials	$3,183	$5,086
Work in process	389	1,022
Finished goods	1,827	2,288

	$5,399	$8,396

Note 4.	Property and Equipment

      Property and equipment consist of (in thousands):

	December 31,

	2002	2001

Computers and software	$9,662	$9,153
Manufacturing and office equipment	289	318
Furniture and fixtures	419	392
Leasehold improvements	105	106

Total	10,475	9,969
Accumulated depreciation and amortization	(7,975)	(5,069)

Property and equipment, net	$2,500	$4,900

Note 5.	Intangible Assets

      On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As the Company does not have any goodwill, only intangible assets are assessed.

      During 2002, the Company acquired an additional $83,000 of purchase technology. This intangible asset will be amortized on a straight-line basis over an estimated useful life of two years.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with adopting SFAS No. 142, we reassessed the useful lives and classification of our identifiable intangible assets and determined that they continued to be appropriate. Information regarding the Company’s intangible assets having a finite life is as follows (in thousands):

	As of December 31, 2002			As of December 31, 2001

	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance

Purchased technology	$5,052	$(4,569)	$483	$4,969	$(2,898)	$2,071

      Amortization expense for intangible assets was $1,670,000, $1,656,000 and $1,656,000 for 2002, 2001 and 2000, respectively. The estimated amortization for fiscal years subsequent to December 31, 2002 is as follows:

Amortization
Year Ended December 31,	Expense

2003	$456
2004	27

Total	$483

Note 6.	Accrued Liabilities

      Accrued liabilities consist of (in thousands):

	December 31,

	2002	2001

Accrued compensation and related benefits	$1,655	$2,042
Customer deposits	439	711
Accrued installation charges	530	557
Other accrued expenses	1,685	1,527

Total	$4,309	$4,837

Note 7.	Line of Credit

      The Company has a $2,000,000 revolving line of credit agreement that expires on November 30, 2003. The line of credit provides for issuance of letters of credit of up to $2,000,000. Borrowings bear interest at the restricted certificate of deposit rate plus 2 percent (2.8 percent at December 31, 2002) and are collateralized by a restricted certificate of deposit (see Note 1). There are two letters of credit outstanding under this revolving line of credit at December 31, 2002 totaling $733,735. The two letters of credit expire on December 31, 2003. There were no borrowings against the line of credit at December 31, 2002.

Note 8.	Stockholders’ Equity

Initial Public Offering of Stock

      On September 28, 2000, the Company completed the sale of 7,000,000 shares of common stock in an underwritten initial public offering at a price of $9.00 per share. Offering proceeds to the Company, net of the underwriting discount and aggregate expenses of approximately $6,159,000, were approximately $56,841,000. Simultaneously with the closing of the initial public offering, all of the Company’s outstanding convertible preferred stock were converted into shares of common stock at a conversion ratio of 1-to-1.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In connection with the initial public offering, the Company authorized an undesignated class of preferred stock of 10,000,000 shares. The preferred stock may be issued from time to time in one or more series. The board of directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock. No shares were outstanding at December 31, 2002 or 2001.

Employee Stock Purchase Plan

      In 2000, the Company adopted the 2000 Employee Stock Purchased Plan (the ESPP) under which a total of 450,000 shares of common stock were reserved for issuance. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each year beginning in 2001 and ending 2010 by an amount equal to the lesser of 900,000 shares or two percent of the total shares outstanding on the last day of the preceding year. Under the ESPP, shares of common stock will be sold to employees at a price not less than 85 percent of the lower of fair market value at the beginning of the two-year offering period or the end of the six-month purchase periods. In 2002, 553,401 shares were issued at a weighted average price of $1.983 per share under this plan. In 2001, 367,579 shares were issued at a weighted average price of $1.8275 per share under this plan. At December 31, 2002, 429,020 shares of common stock were reserved for issuance under the plan.

Stock Option Plans

      In 2000, the Company adopted the 2000 Stock Option Plan (the 2000 Option Plan). A total of up to 5,703,478 shares are reserved for issuance under the 2000 Option Plan at December 31, 2002. In addition, up to 9,825,000 shares, if available for grant under the 1996 Stock Option Plan will be granted under the 2000 Option Plan. The number of shares reserved under the 2000 Option Plan will automatically be increased on the first day of each of the fiscal years beginning 2001 and ending 2010 in an amount equal to the lesser of 2,500,000 shares or four percent of the shares outstanding on the last day of the preceding year. These options generally expire ten years from date of grant and generally vest in installments over a four-year period.

      In 2000, the Company adopted the 2000 Directors’ Stock Option Plan (the Directors’ Plan). A total of up to 1,200,000 shares of common stock are reserved for issuance under the Directors’ Plan at the fair market value at the grant date. Under the Directors’ Plan, each individual who first becomes a non-employee director after the effective date of the Directors’ Plan will receive an automatic initial grant of an option to purchase 40,000 shares. These initial grants generally vest in installments over a four-year period. The Directors’ Plan also provides for automatic annual grants of options to purchase 10,000 shares of common stock on the date of each annual meeting of the Company’s stockholders to each non-employee director who has served on the board for at least six months prior to the meeting. The automatic grants to purchase 10,000 shares generally vest in installments over a one-year period. Options granted under the Directors’ Plan have a term of 10 years from the date of grant.

      Under the Company’s 1996 Stock Option Plan, the Board of Directors is authorized to grant to employees, officers, directors and consultants up to 11,326,125 shares of common stock. These options generally expire in 10 years from the date of the grant and generally vest in installments over a four-year period.

Stock Purchase Rights

      In 1999, the Company granted to employees purchase rights for 525,000 shares of common stock at $1.33 per share. None of these shares are subject to repurchase by the Company.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of option and stock purchase right activity is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, January 1, 2000 (833,872 exercisable at a weighted average exercise price of $0.69)	4,056,888	$0.57
Granted (weighted average fair value of $3.67 per share)	4,598,450	5.79
Exercised	(2,575,860)	0.90
Canceled	(741,093)	5.30

Outstanding, December 31, 2000 (576,993 exercisable at a weighted average exercise price of $0.87)	5,338,385	4.25
Granted (weighted average fair value of $2.29 per share)	3,678,605	2.53
Exercised	(387,226)	0.73
Canceled	(1,765,643)	5.36

Outstanding, December 31, 2001(1,562,775 exercisable at a weighted average exercise price of $3.41)	6,864,121	3.24
Granted (weighted average fair value of $4.59 per share)	2,542,250	5.41
Exercised	(788,054)	1.64
Canceled	(749,404)	3.94

Outstanding, December 31, 2002.	7,868,913	$4.04

      During the preparation of the Company’s 2002 consolidated financial statements, management determined that the weighted average fair value per share for options granted in fiscal 2001 and 2000 had been improperly calculated. Accordingly, such weighted average values presented above have been revised.

      At December 31, 2002, an aggregate of 2,307,567 shares were available for future grant under the 2000 Option Plan and the Directors’ Plan.

      Additional information regarding options and stock purchase rights outstanding as of December 31, 2002 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise		Contractual	Exercise	Number	Exercise
Price	Number	Life (Years)	Price	Exercisable	Price

$0.07 - 0.67	621,255	6.43	$0.47	501,165	$0.43
1.33 - 1.97	1,512,868	7.83	1.54	992,596	1.52
2.00 - 2.13	1,471,958	8.60	2.01	419,035	2.01
3.20 - 3.85	560,000	8.68	3.63	167,708	3.69
4.00 - 4.75	862,732	9.08	4.46	192,942	4.17
5.04 - 5.69	1,158,950	9.50	5.10	55,038	5.41
6.05 - 7.80	466,750	9.42	6.65	23,000	7.07
8.00 - 10.00	1,214,400	7.73	9.30	654,991	9.41

$0.07 - 10.00	7,868,913	8.39	$4.04	3,006,475	$3.53

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation

      In 2000 and 1999, the Company issued options and purchase rights to employees having a fair value greater than the related exercise price. These options and purchase rights totaled 1,264,875 and 7,045,125 shares of common stock at a weighted average exercise price of $2.28 and $0.59, respectively. The weighted average fair value of the common stock at the time the options were issued was $9.27 and $2.95 per share in 2000 and 1999, respectively. Accordingly, the Company recorded approximately $8,830,000 and $15,842,000 as the value of such options in 2000 and 1999, respectively. Stock compensation of $1,025,000, $2,957,000 and $10,491,000 was amortized to expense in 2002, 2001 and 2000, respectively. At December 31, 2002 and 2001, the Company had $491,000, and $2,318,000 in deferred compensation related to employee options, respectively.

      In 2002, 2001, 2000 and 1999, the Company issued non-statutory common stock options to consultants to purchase 2,750, 12,500, 204,550 and 147,200 shares of common stock, of which options to purchase 80,125, 149,250 and 170,000 shares of common stock were outstanding at December 31, 2002, 2001 and 2000, respectively. Accordingly, the Company recorded $15,000, $85,000, and $1,196,000 as the fair value of such options at December 31, 2002, 2001 and 2000, respectively. Stock compensation expense of $40,000, $84,000 and $1,173,000 was recognized as a result of issuing these options in 2002, 2001 and 2000, respectively. The fair value attributed to the unvested portion of these options is subject to adjustment based upon the future value of the Company’s common stock. The fair values of these options were determined at the date of vesting using the methods specified by SFAS 123 with the following weighted average assumptions: expected life, ten years in 2002, 2001 and 2000; risk-free interest rate, 3.6 percent in 2002, 4.5 percent in 2001 and 6 percent in 2000; volatility of 124 percent in 2002, 143 percent in 2001 and 95 percent in 2000; and no dividends during the expected term. Forfeitures are recognized as they occur.

Common Stock

      At December 31, 2002, the Company has reserved shares of common stock for issuance as follows:

Issuance under stock option plans	10,176,480
Issuance under ESPP	429,020

10,605,500

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Receivable from Sales of Stock

      At December 31, 2002, notes receivable from stockholders representing notes receivable from certain officers and other employees of the Company were composed of (dollars in thousands, except per share amounts):

	Stock Purchased

Issue Date	Amount	Number	Per Share	Interest Rate

December 1999	$570	427,500	$1.33	6.11%
December 1999	598	897,500	0.67	6.11%
December 1999	15	230,000	0.07	6.11%
January 2000	100	75,000	1.33	6.12%
March 2000	500	375,000	1.33	6.46%
March 2000	170	42,500	4.00	6.46%
April 2000	80	N/A	N/A	6.60%
January 2001	35	52,250	0.67	5.53%

	$2,068	2,099,750

      These full recourse notes are secured by common stock and generally are due five years from the issue dates. The April 2000 loan represents a cash loan secured by the shares of stock previously purchased by an officer. The stock sold in connection with certain of these notes and other stock sales for cash are subject to repurchase by the Company at the original issuance price; this right generally lapses over a four-year period subject to continued employment. At December 31, 2002, 384,540 shares of common stock were subject to this repurchase right.

Note 9.     Net Loss Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net loss per share (in thousands, except per share amounts):

	Years Ended December 31,

	2002	2001	2000

Net loss (numerator), basic and diluted	$(14,237)	$(38,647)	$(48,823)
Shares (denominator):
Weighted average common shares outstanding	47,047	46,219	18,071
Weighted average common shares outstanding subject to repurchase	(913)	(2,327)	(4,045)

Shares used in computation, basic and diluted	46,134	43,892	14,026

Net loss per share, basic and diluted	$(0.31)	$(0.88)	$(3.48)

Shares used in computation, basic and diluted			14,026
Weighted average convertible preferred stock outstanding			20,556

Shares used in computing pro forma per share amounts on a converted basis			34,582

Pro forma net loss per share on a converted basis, basic and diluted			$(1.41)

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	Years Ended December 31,

	2002	2001	2000

Shares of common stock subject to repurchase	384,540	1,562,891	3,215,471
Outstanding options and stock purchase rights	7,868,913	6,864,121	5,338,385
Weighted average exercise price of options and stock purchase rights	$4.04	$3.24	$4.25

Note 10.     Commitments and Contingencies

Lease Commitments

      The Company leases its principal facilities under noncancelable operating leases expiring through December 2005. Future minimum rental payments under operating leases are as follows (in thousands):

Operating
Leases

Year Ending December 31,
2003	$1,444
2004	1,489
2005	773

Total minimum lease payments	$3,706

      Rent expense was approximately $1,312,000, $1,563,000 and $984,000 (net of sublease income of approximately $72,000, $79,000 and $203,000) for 2002, 2001 and 2000, respectively. The lease provides for escalating rental payments over the lease period. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized. Current deferred revenue is included in accrued liabilities, with the long-term portion being included in other long-term liabilities.

Purchase Commitments

      At December 31, 2002, the Company had noncancelable inventory purchase commitments totaling approximately $1,945,000.

Contingencies

      In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. The Company is currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of its services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, the Company estimates that as of June 30, 2004 the Company will have 12,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use its services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. The

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, the Company does not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on its financial results.

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

Note 12.     Income Taxes

      Only minimum state income and franchise taxes were provided for any of the years presented due to the Company’s net losses.

      The Company’s effective tax rate differs from the expected benefit at the federal statutory tax rate for the years ended December 31 as follows:

	2002	2001	2000

Federal statutory rate	(35.00)%	(35.00)%	(35.00)%
State taxes, net of federal benefit	(6.14)	(4.84)	(2.60)
Non-deductible stock compensation charges	2.61	2.78	8.40
Research and development credits	(2.72)	(0.56)	(1.00)
Other	(1.04)	(2.22)	(1.20)
Valuation allowance	42.29	39.84	29.00

Effective tax rate	—%	—%	—%

      Net deferred tax assets at December 31 consist of (in thousands):

	2002	2001

Net operating loss carry forwards	$34,815	$28,791
Credit carry forwards	3,016	2,567
Accruals and reserves recognized in different periods	4,115	3,381

Total gross deferred tax assets before valuation allowance	41,946	34,739
Valuation reserve	(41,946)	(34,739)

Net deferred tax asset	$—	$—

      At December 31, 2002, the Company had federal and state net operating loss (NOL) carry forwards of approximately $91,408,000 and $36,423,000, respectively. The federal NOL carry forwards expire through 2022, while the state NOL carry forwards expire through 2012.

      At December 31, 2002, the Company also has federal and state research credits of approximately $1,723,000 and $1,293,000, respectively. The federal tax credit carry forward expires through 2022. The state tax credit carry forward has no expiration.

      Current federal and California tax law includes provisions limiting the annual use of net operating loss and credit carry forwards in the event of certain defined changes in stock ownership. The Company’s

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capitalization described herein may have resulted in such a change. Accordingly, the annual use of the Company’s net operating loss and credit carry forwards would be limited according to these provisions. Management has not yet determined the extent of such limitation. Such limitation may result in the loss of carry forward benefits due to their expiration.

Note 13.     Related Party Transactions

      The Company purchased approximately $1,892,000 in 2002, $3,007,000 in 2001 and $2,779,000 in 2000, of inventory from a stockholder. At December 31, 2002, 2001 and 2000, approximately $198,000, $40,000 and $196,000, respectively, owed to the stockholder was included in accounts payable.

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

Note 15.     Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2002	2002	2002	2002	2001	2001	2001	2001

Consolidated Statements of Operations Data:
Total revenues	$12,946	$11,316	$10,458	$9,700	$8,613	$7,530	$6,193	$5,114
Loss from operations	(2,305)	(2,970)	(3,412)	(5,358)	(7,420)	(9,510)	(11,140)	(13,216)
Net loss	$(2,018)	$(2,762)	$(4,247)	$(5,210)	$(7,144)	$(8,993)	$(10,351)	$(12,159)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.09)	$(0.12)	$(0.16)	$(0.20)	$(0.24)	$(0.28)

Shares used in calculating basic and diluted net loss per share	46,990	46,355	45,904	45,287	44,668	44,213	43,798	42,890

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SCHEDULE II

AT ROAD, INC.

VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands)

		Additions
	Balance at	and	Write-off	Balance at
	Beginning	Charges to	and	End of
	of Year	Expenses	Deductions	Year

Year Ended December 31, 2002
Accounts receivable allowance	$3,633	$461	$2,194	$1,900

Year Ended December 31, 2001
Accounts receivable allowance	$2,247	$2,442	$1,056	$3,633

Year Ended December 31, 2000
Accounts receivable allowance	$153	$2,368	$274	$2,247

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT ROAD, INC.

BY:	/s/ KRISH PANU

Krish Panu
President and Chief Executive Officer

Date: March 31, 2003

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

Signature	Title	Date

/s/ KRISH PANU Krish Panu	Chairman of the Board of Directors, President and Chief Executive Officer	March 31, 2003

/s/ THOMAS C. HOSTER Thomas C. Hoster	Senior Vice President, Finance and Administration and Chief Financial Officer	March 31, 2003

/s/ KRIS CHELLAM Kris Chellam	Director	March 31, 2003

/s/ CHARLES E. LEVINE Charles E. Levine	Director	March 31, 2003

/s/ STUART PHILLIPS Stuart Phillips	Director	March 31, 2003

/s/ ANDREW T. SHEEHAN Andrew T. Sheehan	Director	March 31, 2003

/s/ T. PETER THOMAS T. Peter Thomas	Director	March 31, 2003

CERTIFICATIONS

I, Krish Panu, certify that:

1. I have reviewed this annual report on Form 10-K of At Road, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/KRISH PANU

Krish Panu
Chief Executive Officer

Date: March 31, 2003

CERTIFICATIONS

I, Thomas C. Hoster, certify that:

1. I have reviewed this annual report on Form 10-K of At Road, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/THOMAS C. HOSTER

Thomas C. Hoster
Chief Financial Officer

Date: March 31, 2003

EXHIBIT INDEX

3.4		Amended and Restated Bylaws of the Registrant, as amended.
3.5*		Amended and Restated Certificate of Incorporation of the Registrant.
4.1*		Specimen Stock Certificate.
10.1*	†	CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997.
10.2*	†	Form of Wireless Network Services Agreement and Form of Purchase Agreement for Goods.
10.3*	†	Product License and Collaboration Agreement between the Registrant and Intel Corporation dated January 28, 2000.
10.4*	†	Product Purchase Agreement between the Registrant and Novatel Wireless Technologies, Inc. dated January 1, 2000.
10.5*	†	Product Purchase Agreement between the Registrant and Novatel Wireless Technologies, Inc. dated April 1, 2000.
10.6*	†	Design and Purchase Contract between the Registrant and Philsar Electronics, Inc. dated April 11, 1997.
10.7*	†	Joint Marketing Agreement between the Registrant and Cellco Partnership dated June 25, 1999 and Amendment No. 1 dated October 12, 1999.
10.8*		Sublease Agreement between the Registrant and Sterling Software (Western), Inc. dated August 24, 1999.
10.9*		Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated April 18, 1995.
10.10	*	Sublease Agreement between the Registrant and LSI Logic Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated February 8, 2000.
10.11	*	Agreement between the Registrant and Elnet Technologies Ltd. dated November 16, 1999.
10.12	*	1996 Stock Option Plan.
10.13	*	2000 Stock Option Plan.
10.14	*	2000 Employee Stock Purchase Plan.
10.15	*	2000 Directors’ Stock Option Plan.
10.16	*	Form of Indemnification Agreement.
10.17	*	Asset Purchase Agreement between the Registrant and Differential Corrections, Inc. dated March 8, 2000.
10.18	*	Asset Purchase Agreement between the Registrant and Hynet Technologies dated March 23, 2000.
10.19	*	Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000.
10.20	*†	CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000.
10.21	*	Joint Marketing Agreement between the Registrant and GTE Wireless Service Corporation dated May 5, 2000.
10.22	*	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated June 30, 1999, Loan Modification Agreement dated July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement dated March 31, 2000.
10.23	*†	Strategic Agreement between the Registrant and Hitachi Software Engineering Co., Ltd. dated July 21, 2000.
10.24	*	Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated August 3, 2000.
10.25	**	First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001.

10.26	**	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 21, 2001.
10.27	***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January 19, 2001.
10.28	***†	Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001.
10.29	***†	Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000.
10.30	***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile Communications LLC dated January 10, 2002.
10.31	***†	Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001.
10.32	***†	Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc. dated December 28, 2001.
10.33	***	Loan Modification Agreements between the Registrant and Silicon Valley Bank dated July 31, 2001, September 30, 2001 and November 5, 2001.
10.34	***	Co-Marketing Agreement between the Registrant and Southern Communications Services, Inc. dated March 4, 2002.
10.35		Agreement between the Registrant and Elnet Technologies Ltd. dated November 17, 2002.
10.36		Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 24, 2002.
10.37	†	Reseller Agreement between the Registrant and AT&T Wireless dated February 24, 2003.
21.1*		List of Subsidiaries.
23.1		Independent Auditors’ Consent.
24.1		Power of Attorney (see page 57).
99.1		Statement pursuant to 18 U.S.C. Section 1350.
99.2		Statement pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

**	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 30, 2001.

***	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 28, 2002.

†	Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.