Form 10-Q
period 2003-03-31
AT ROAD INC
filed 2003-05-14
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR
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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

     As of May 2, 2003 there were 48,055,125 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.
Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002.
Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2003 and 2002 and the nine months ended December 31, 2002.
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002.
Notes to Condensed Consolidated Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 6. Exhibits and Reports on Form 8-K.
EXHIBIT 99.1
EXHIBIT 99.2

INDEX

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements.

		Condensed Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002.	3

		Condensed Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002.	4

		Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2003 and 2002 and the nine months ended December 31, 2002.	5

		Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002.	6

		Notes to Condensed Consolidated Financial Statements.	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

	Item 4.	Controls and Procedures.	32

PART II.	OTHER INFORMATION

	Item 1.	Legal Proceedings.	32

	Item 4.	Submission of Matters to a Vote of Security Holders.	33

	Item 6.	Exhibits and Reports on Form 8-K.	33

PART	I.	FINANCIAL INFORMATION

Item	1.	Financial Statements.

At Road, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$36,988	$35,659
Restricted short-term investments	2,245	2,241
Accounts receivable, net	6,563	7,407
Inventories	4,746	5,399
Deferred product costs and other current assets	10,869	9,937

Total current assets	61,411	60,643
Property and equipment, net	1,882	2,500
Deferred product costs, intangibles and other assets	7,820	7,407

Total assets	$71,113	$70,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,705	$3,408
Accrued liabilities	3,380	3,870
Deferred revenue and customer deposits	8,832	7,594

Total current liabilities	15,917	14,872
Deferred revenue	5,697	5,321
Other long-term liabilities	154	190

Total liabilities	21,768	20,383
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 47,950,588 at March 31, 2003 and 47,747,156 at December 31, 2002	170,868	170,610
Deferred stock compensation	(294)	(491)
Notes receivable from stockholders	(2,042)	(2,068)
Accumulated deficit	(119,187)	(117,884)

Total stockholders’ equity	49,345	50,167

Total liabilities and stockholders’ equity	$71,113	$70,550

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Revenues:
Service	$10,603	$7,251
Product	3,138	2,449

Total revenues	13,741	9,700

Costs and expenses:
Cost of service revenue	3,792	3,209
Cost of product revenue	4,637	3,954
Sales and marketing	2,597	2,998
Research and development	1,336	1,586
General and administrative	2,218	2,933
Intangibles amortization	424	414
Stock compensation(*)	192	61

Total costs and expenses	15,196	15,155

Loss from operations	(1,455)	(5,455)
Other income (expense), net:
Interest income, net	148	239
Other income (expense), net	4	6

Total other income (expense), net	152	245

Net loss	$(1,303)	$(5,210)

Basic and diluted net loss per share	$(0.03)	$(0.12)

Shares used in calculating basic and diluted net loss per share	47,577	45,287

(*)Stock compensation:
Cost of service revenue	$5	$2
Cost of product revenue	10	31
Sales and marketing	5	17
Research and development	35	104
General and administrative	137	(93)

Total	$192	$61

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Stockholders’
Equity
For the three months ended March 31, 2003 and 2002
and the nine months ended December 31, 2002
(In thousands, except share amounts)
(unaudited)

				Notes
	Common Stock		Deferred	Receivable	Accumu-
			Stock	From	lated	Stockholders’
	Shares	Amount	Compensation	Stockholders	Deficit	Equity

BALANCES, January 1, 2002	46,499,451	$169,148	$(2,342)	$(2,748)	$(103,647)	$60,411
Net loss					(5,210)	(5,210)
Exercise of stock options	306,559	412				412
Collection of notes receivable from stockholders				185		185
Repurchase of common stock through cancellation of notes receivable	(93,750)	(126)		126
Deferred stock compensation		52	(52)
Reversal of deferred stock compensation due to employee terminations		(739)	739
Amortization of deferred stock compensation	—	—	61	—	—	61

BALANCES, March 31, 2002	46,712,260	168,747	(1,594)	(2,437)	(108,857)	55,859
Net loss					(9,027)	(9,027)
Shares issued under employee stock purchase plan	555,651	1,098				1,098
Exercise of stock options	479,245	864		369		1,233
Deferred stock compensation		(37)	37
Reversal of deferred stock compensation due to employee terminations		(62)	62
Amortization of deferred stock compensation	—	—	1,004	—	—	1,004

BALANCES, December 31, 2002	47,747,156	170,610	(491)	(2,068)	(117,884)	50,167
Net loss					(1,303)	(1,303)
Exercise of stock options	203,432	263				263
Collection of notes receivable from stockholders				26		26
Deferred stock compensation		5	(5)
Reversal of deferred stock compensation due to employee terminations		(10)	10
Amortization of deferred stock compensation	—	—	192	—	—	192

BALANCES, March 31, 2003	47,950,588	$170,868	$(294)	$(2,042)	$(119,187)	$49,345

     Total comprehensive loss for the three months ended March 31, 2003, and 2002 and the nine months ended December 31, 2002 is equal to the net loss in each respective period.

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Three months ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,303)	$(5,210)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,142	1,177
Loss on disposal of property and equipment	4	—
Amortization of deferred stock compensation	192	61
Provision for inventory reserves	60	198
Provision for bad debts and sales returns	43	718
Change in assets and liabilities
Accounts receivable	801	(1,081)
Inventories	593	15
Deferred product costs	(1,762)	238
Prepaid expenses and other	21	(99)
Accounts payable	297	88
Accrued and other liabilities	(526)	255
Deferred revenue and customer deposits	1,614	107

Net cash provided by (used in) operating activities	1,176	(3,533)

Cash flows from investing activities:
Purchase of property and equipment	(104)	(195)
Purchase of restricted short-term investments	(4)	(6)
Other assets	(28)	(9)

Net cash used in investing activities	(136)	(210)

Cash flows from financing activities:
Proceeds from sale of common stock	263	412
Proceeds from payments on notes receivable issued to stockholders	26	185

Net cash provided by financing activities	289	597

Net increase (decrease) in cash and cash equivalents	1,329	(3,146)
Cash and cash equivalents:
Beginning of period	35,659	40,164

End of period	$36,988	$37,018

Non-cash investing and financing activities:
Deferred stock compensation	$5	$52

Reversal of deferred stock compensation	$10	$739

Repurchase of common stock through cancellation of notes receivable	$—	$126

See notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying condensed consolidated financial statements were prepared by At Road, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to fairly present the financial condition, results of operations, and cash flows for such periods. Results of operations for the periods presented are not necessarily indicative of results for any other interim period or for the full year. These financial statements should be read in conjunction with the Company’s consolidated and audited financial statements and notes thereto in its Form 10-K (No. 000-31511), filed on March 31, 2003 with the SEC.

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications had no effect on net loss or stockholders’ equity.

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

     The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

	Three months ended
	March 31,

	2003	2002

Weighted average common shares outstanding	47,876	46,607
Weighted average common shares outstanding subject to repurchase	(299)	(1,320)

Shares used in computation, basic and diluted	47,577	45,287

     The total number of options and restricted stock subject to repurchase excluded from the diluted net loss per share computation for the three months ended March 31, 2003 and 2002 were as follows (in thousands):

	Three months ended
	March 31,

	2003	2002

Shares of common stock subject to repurchase	209	1,152
Outstanding options	8,018	6,616

Note 3 — Balance Sheet Items

     Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Raw materials	$2,675	$3,183
Work in process	293	389
Finished goods	1,778	1,827

Total	$4,746	$5,399

     Deferred product costs and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Current deferred product costs	$9,647	$8,694
Prepaid expenses and other	1,222	1,243

Total	$10,869	$9,937

     Deferred product costs, intangibles, and other assets consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Purchased technology	$59	$483
Non-current deferred product costs	6,975	6,166
Other	786	758

Total	$7,820	$7,407

     Deferred revenue and customer deposits consist of the following (in thousands):

	March 31,	December 31,
	2003	2002

Deferred revenue	$7,395	$7,155
Customer deposits	1,437	439

Total	$8,832	$7,594

Note 4 — Stock-Based Awards

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

     SFAS No. 123 requires the disclosure of pro forma net income or loss had the Company adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. The Company used the following weighted average assumptions:

	For the Three Months
	Ended March 31,

	2003	2002

Stock Option Plans:
Risk free interest rate	2.78%	3.6%
Expected volatility	119.0%	124.0%
Expect life (in years)	5	5
Expected dividend	$0.00	$0.00

     If the computed minimum values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, loss attributable to common stockholders and basic and diluted loss per share on a pro forma basis (as compared to such items as reported) would have been (in thousands, except per share amounts):

	For the Three Months Ended March 31,

	2003	2002

Net loss as reported	$(1,303)	$(5,210)
Less: stock-based employee compensation expense included in reported net loss	186	11
Add: stock-based employee compensation expense determined under fair value based method	(1,792)	(1,642)

Pro forma net loss	$(2,909)	$(6,841)

Basic and diluted net loss per share:
As reported	$(0.03)	$(0.12)

Pro forma	$(0.06)	$(0.15)

Notes 5 — Intangible Assets

     On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. As the Company does not have any goodwill, only specifically identifiable intangible assets are assessed.

     In October 2002, the Company completed the acquisition of an additional $83,000 of purchased technology. This intangible asset is being amortized on a straight-line basis over an estimated useful life of two years.

     Information regarding the Company’s intangible assets is as follows (in thousands):

	At March 31, 2003			At December 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Depreciation	Net	Amount	Depreciation	Net

Purchased technology	$5,052	$(4,993)	$59	$5,052	$(4,569)	$483

     For the three months ended March 31, 2003 and 2002, amortization of purchased technology was $424,000 and $414,000, respectively. As of March 31, 2003, the estimated amortization is as follows:

Year Ended	Amortization
December 31,	Expense

2003	$32
2004	27

Total	$59

Note 6 — Segment Reporting

     In the three months ended March 31, 2003 and 2002, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in the three months ended March 31, 2003 and 2002 and had no significant long-lived assets deployed outside the United States at March 31, 2003.

Note 7 — Recently Issued Accounting Pronouncements

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

Footnote 8 — Contingencies

     In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. The Company is currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of its services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, the Company estimates that as of June 30, 2004 the Company will have 12,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use its services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. The Company does not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, the Company does not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on its financial results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our historical and future losses, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Form 10-Q, in our annual report on Form 10-K

(No. 000-31511), dated March 31, 2003 and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2002 and in our other filings with the SEC.

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

     We recognize revenue when earned in accordance with applicable accounting standards including American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended. Through March 31, 2003, our services have been available only by using our platforms or a location- or wireless application protocol-enabled mobile telephone. Accordingly, service revenue is recognized ratably over the minimum service contract period, which commences upon the installation of the platform. We defer product revenue from our platform at installation and recognize it ratably over the minimum service contract period. Product costs, not in excess of related product revenue, are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Allowances for sales returns are recorded at the time product revenue is recognized.

     To date, we have not sold our services outside the U.S. and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2003.

     We will incur stock compensation expense in current and future periods, which represents non-cash charges incurred as a result of the issuance of stock options to employees and consultants. The charge related to options granted to employees is recorded based on the difference between the deemed fair value of the common stock and the option exercise price of such options at the date of grant, which is amortized over the option-vesting period. The charge related to options granted to consultants is calculated at the end of each reporting period using the Black-Scholes model, which approximates fair value and is amortized based on the term of the consulting agreement or service period. The amount of the charge for options granted to consultants in each period can fluctuate depending on our stock price and volatility. At March 31, 2003, deferred stock compensation expense was $294,000, which will be amortized in future periods.

     Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We have incurred losses in each quarter since inception and expect to incur net losses in the future. At March 31, 2003, we had an accumulated deficit of $119.2 million. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

     In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. We are currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the delivery of our services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, we estimate that as of June 30, 2004 we will have 12,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the SEC in January 2002, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 1 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K (No. 000-31511) is a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

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

     Through March 31, 2003, our services have been available only by using our platform or a location- or wireless application protocol-enabled mobile telephone. Accordingly, through March 31, 2003, service revenue, which is composed of monthly fees, was recognized ratably over the minimum service contract period, which commenced (a) upon installation where customers have installed our platform in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our services with a location-enabled mobile telephone.

     Our product revenue primarily consists of sales of the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant. We defer product revenue at installation and recognize it ratably over the minimum service contract period, which generally is two or three years. Renewal rates for our services are not considered priced at a bargain in comparison to the initial sales price of an associated product (as described in Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements). Changes to the pricing of our products and services in the future could result in the recognition of product revenue over periods that extend beyond the minimum service contract period. Allowances for sales returns are recorded at the time product revenue is recognized.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 and 2002

Service Revenue

     Service revenue increased to $10.6 million from $7.3 million for the three months ended March 31, 2003 and 2002, respectively, as a direct result of the growth in our installed base of subscribers to our services.

Product Revenue

     Product revenue increased to $3.1 million from $2.4 million for three months ended March 31, 2003 and 2002, respectively, and is consistent with the growth in our installed base of subscribers. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases as well. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost will be complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue will grow more slowly than service revenue.

Cost of Service Revenue

     Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are composed of costs associated with connecting our services to wireless networks and the Internet and royalty and subscription fees paid to others. Support and other delivery costs include such expenses as employee salaries and depreciation of our Wireless Applications Processing Center. Cost of service revenue increased to $3.8 million from $3.2 million in the three months ended March 31, 2003 and 2002, respectively. The increase in cost of service revenue was primarily the result of increases in direct service delivery expenses, accompanied by a smaller increase in employee related costs. Headcount increased to 74 from 51 at March 31, 2003 and 2002, respectively. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a slower rate than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenues will be greater than the growth in cost of service revenue as we continue to add subscribers.

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

     Cost of product revenue increased to $4.6 million from $4.0 million in the three months ended March 31, 2003 and 2002, respectively. The increase in the cost of product revenue was primarily the result of associated increases in product cost recognized from deferrals.

Sales and Marketing Expenses

     Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses decreased to $2.6 million in the three months ended March 31, 2003 from $3.0 million in the same period in 2002. The reduction in expenses was attributed to reductions in promotional expenses, travel and facilities costs. Sales and marketing headcount increased to 85 at March 31, 2003 from 84 at March 31, 2002. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and Development Expenses

     Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased to $1.3 million in the three months ended March 31, 2003 from $1.6 million in the three months ended March 31, 2002, primarily due to reductions in employee-related expenses and facilities costs. Headcount decreased to 55 at March 31, 2003 from 67 at March 31, 2002. We expect that research and development expenses will increase in future periods as we develop and introduce new products and services.

General and Administrative Expenses

     General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses decreased to $2.2 million from $2.8 million during the three months ended March 31, 2002 and 2003, respectively. The decrease in 2003 is primarily the result of reductions in the provisions for allowance for doubtful accounts. General and administrative headcount totaled 51 and 48 at March 31, 2003 and 2002, respectively.

Intangibles Amortization

     Intangibles amortization relates to the intangible assets (purchased technology) that are being amortized over an estimated useful life of three years.

Stock Compensation Expense

     Deferred stock compensation expense related to stock option grants to employees and consultants was $294,000 at March 31, 2003. Stock compensation expense is amortized on an accelerated basis over the vesting period of individual awards. Amortization of deferred stock compensation expense increased to $192,000 from $61,000 for the three months ended March 31, 2003 and 2002, respectively.

Interest Income and Interest Expense

     Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments and interest expense relates to the short-term financing of insurance costs. Interest income net of interest expense decreased to $148,000 from $239,000 for the three months ended March 31, 2003 and 2002, respectively. The decreases resulted from lower interest rates on invested balances.

Other Expense, Net

     During the three month period ended March 31, 2003 and 2002, other expense consisted primarily of immaterial net foreign currency exchange gains related to our subsidiary in India.

Income Taxes

     Since inception, we have incurred net losses for federal and state tax purposes. Except for minimum state income and franchise taxes, we have not recognized any tax provision or benefit.

Net Loss

     Net loss decreased to $1.3 million for the three months ended March 31, 2003 from $5.2 million for the same period in 2002. Our operating costs increased to $15.2 million from $15.1 million for the three months ended March 31, 2003 and 2002, respectively. The increase in operating costs was accompanied by an increase in revenues to $13.7 million from $9.7 million for the three months ended March 31, 2003 and 2002, respectively.

     We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2003, we had $37.0 million of cash and cash equivalents and $2.2 million of restricted short-term investments. We held no available-for-sale securities at March 31, 2003.

     We currently have a $2.0 million revolving line of credit facility against which there were no borrowings as of March 31, 2003. The line, against which letters of credit have been issued, is collateralized by a restricted certificate of deposit of $2.0 million. There are two letters of credit outstanding under this revolving line of credit totaling $733,735 at March 31, 2003 and these letters of credit expire on October 29, 2003 and December 31, 2003. This credit facility expires in November 2003.

     Net cash provided by (used in) operating activities was $1.2 million and $(3.5) million for the three months ended March 31, 2003 and 2002, respectively. Cash provided by operating activities during the three months ended March 31, 2003, was attributed primarily due to an increase in deferred revenue and customer deposits, decreases in accounts receivable and inventory, depreciation and amortization, offset by net losses and an increase in deferred product costs. Cash used in operating activities during the three months ended March 31, 2002, was attributed primarily to net losses and increases in accounts receivable, offset in part by depreciation and amortization, provisions for bad debts and decreases in inventory and deferred product costs.

     Net cash used in investing activities during the three months ended March 31, 2003 and 2002 was $136,000 and $210,000, respectively. In both periods, cash used resulted primarily from purchases of property and equipment and other assets.

     Net cash provided by financing activities was $289,000 and $579,000 for the three months ended March 31, 2003 and 2002, respectively. In both periods, cash provided was attributed to the sale of common stock and proceeds from payments on notes receivable issued to stockholders.

     As of March 31, 2003 approximately $2.3 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of March 31, 2003 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. Generally, we record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As we grow our business, deferred product costs will generally exceed deferred revenue due to our practice of recording deferred product costs at time of shipment versus deferred revenue at time of installation.

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

     Our services function only on Cellular Digital Packet Data, General Packet Radio Services or Code Division Multiple Access 1XRTT networks or Integrated Digital Enhanced Networks. These protocols cover only portions of the U.S. and Canada, and may not gain widespread market acceptance. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide services to our customers. Beginning March 31, 2003, AT&T Wireless discontinued new sales of Cellular Digital Packet Data service. AT&T Wireless has also indicated that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. If the termination of AT&T Wireless’ Cellular Digital Packet Data network disrupts our ability to deliver our services to certain of our customers, our revenues would decrease and our customers’ satisfaction would suffer. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use our services outside the current coverage area.

If one or more of the agreements we have with wireless carriers is terminated, we may be unable to offer our services to our customers within the carrier’s coverage area and our business may be harmed.

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

     If these parties do not perform their obligations, or if they cease to manufacture and supply components critical for our products and services, we may be unable to find other suppliers or operate our business. A subscriber requires our Internet Location Manager or a location- or wireless application protocol-enabled mobile telephone to use our services. To use our services with two-way communications, a subscriber requires an Internet Location Manager and either an Internet Data Terminal or a ruggedized personal digital assistant. The Internet Location Manager, which we install in each subscriber’s vehicle, determines the worker’s location, velocity and orientation, and gathers other information about the subscriber’s activities. The Internet Data Terminal, when installed in a subscriber’s vehicle, adds the incremental ability to send and receive messages to and from the worker. We cannot be sure that alternative sources for key components used in the Internet Location Manager and the Internet Data Terminal will be available when needed, or if available, that these components will be available on commercially reasonable terms. We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers or manufacturers. Our sole suppliers and manufacturers of key components include:

•	Taiwan Semiconductor Manufacturing Company, our sole manufacturer of Global Positioning System digital receiver chips;

•	Valence Semiconductor, our sole supplier of radio frequency chips;

•	Orient Semiconductor Electronics, our sole manufacturer of Internet Location Managers;

•	Micronet, our sole supplier of Internet Data Terminals;

•	Symbol Technologies, our sole supplier of ruggedized personal digital assistants;

•	Motorola, our sole supplier of microcontrollers;

•	Motorola, our sole supplier of wireless modems operable on Integrated Digital Enhanced Networks;

•	Dallas Semiconductor, our sole supplier of combined clock and analog-to-digital conversion circuits;

•	LG Innotek, our sole supplier of radio frequency filters; and

•	Voxeo, our sole supplier of voice-based access services for use with our speech-to-text voice portal service.

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

     We have never been profitable. At March 31, 2003, we had an accumulated deficit of $119.2 million. In order to become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues, sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. In order to facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and may continue to experience, negative gross margins on the sale of our hardware.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

     We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, in Canada, provides the modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 4 percent.

     We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiary in India.

Item 4. Controls and Procedures.

     Within 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and the design of our disclosure controls and procedures may not achieve our stated goals under all potential future conditions, regardless of how remote.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits

99.1	Statement pursuant to 18 U.S.C. Section 1350.
99.2	Statement pursuant to 18 U.S.C. Section 1350.

(b)  The Company filed the following reports on Form 8-K during the three months ended March 31, 2003:

•	A current report on Form 8-K was filed on February 4, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on February 11, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on March 7, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on March 20, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on March 25, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT ROAD, INC.

By: /s/ Thomas C. Hoster Thomas C. Hoster Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Thomas C. Hoster
Thomas C. Hoster
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit

99.1	Statement pursuant to 18 U.S.C. Section 1350

99.2	Statement pursuant to 18 U.S.C. Section 1350