Form 10-K/A
period 2002-12-31
AT ROAD INC
filed 2003-07-29
CIK 1109537

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment #1 to

Form 10-K/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2002 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our annual report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated our annual report on Form 10-K in its entirety.

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

      Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so.

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

3. Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      (b) Reports on Form 8-K

      None

      (c) Exhibits

3.4	Amended and Restated Bylaws of the Registrant, as amended.
3.5*	Amended and Restated Certificate of Incorporation of the Registrant.
4.1*	Specimen Stock Certificate.
10.1*†	CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997.
10.2*†	Form of Wireless Network Services Agreement and Form of Purchase Agreement for Goods.
10.3*†	Product License and Collaboration Agreement between the Registrant and Intel Corporation dated January 28, 2000.
10.4*†	Product Purchase Agreement between the Registrant and Novatel Wireless Technologies, Inc. dated January 1, 2000.
10.5*†	Product Purchase Agreement between the Registrant and Novatel Wireless Technologies, Inc. dated April 1, 2000.
10.6*†	Design and Purchase Contract between the Registrant and Philsar Electronics, Inc. dated April 11, 1997.
10.7*†	Joint Marketing Agreement between the Registrant and Cellco Partnership dated June 25, 1999 and Amendment No. 1 dated October 12, 1999.
10.8*	Sublease Agreement between the Registrant and Sterling Software (Western), Inc. dated August 24, 1999.
10.9*	Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated April 18, 1995.
10.10*	Sublease Agreement between the Registrant and LSI Logic Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated February 8, 2000.
10.11*	Agreement between the Registrant and Elnet Technologies Ltd. dated November 16, 1999.
10.12*	1996 Stock Option Plan.
10.13*	2000 Stock Option Plan.
10.14*	2000 Employee Stock Purchase Plan.
10.15*	2000 Directors’ Stock Option Plan.
10.16*	Form of Indemnification Agreement.
10.17*	Asset Purchase Agreement between the Registrant and Differential Corrections, Inc. dated March 8, 2000.
10.18*	Asset Purchase Agreement between the Registrant and Hynet Technologies dated March 23, 2000.
10.19*	Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000.
10.20*†	CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000.

10.21*	Joint Marketing Agreement between the Registrant and GTE Wireless Service Corporation dated May 5, 2000.
10.22*	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated June 30, 1999, Loan Modification Agreement dated July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement dated March 31, 2000.
10.23*†	Strategic Agreement between the Registrant and Hitachi Software Engineering Co., Ltd. dated July 21, 2000.
10.24*	Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated August 3, 2000.
10.25**	First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001.
10.26**	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 21, 2001.
10.27***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January 19, 2001.
10.28***†	Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001.
10.29***†	Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000.
10.30***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile Communications LLC dated January 10, 2002.
10.31***†	Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001.
10.32***†	Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc. dated December 28, 2001.
10.33***	Loan Modification Agreements between the Registrant and Silicon Valley Bank dated July 31, 2001, September 30, 2001 and November 5, 2001.
10.34***	Co-Marketing Agreement between the Registrant and Southern Communications Services, Inc. dated March 4, 2002.
10.35	Agreement between the Registrant and Elnet Technologies Ltd. dated November 17, 2002.
10.36	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 24, 2002.
10.37†	Reseller Agreement between the Registrant and AT&T Wireless dated February 24, 2003.
21.1*	List of Subsidiaries.
23.1	Independent Auditors’ Consent.
24.1****	Power of Attorney.
99.1	Statement pursuant to 18 U.S.C. Section 1350.
99.2	Statement pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

**	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 30, 2001.

***	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 28, 2002.

****	Previously filed.

†	Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.

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

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment #1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AT ROAD, INC.

BY:	/s/ KRISH PANU

Krish Panu
President and Chief Executive Officer

Date: July 29, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated below have signed this Amendment #1 to Form 10-K.

Signature	Title	Date

/s/ KRISH PANU Krish Panu	Chairman of the Board of Directors, President and Chief Executive Officer	July 29, 2003

/s/ THOMAS C. HOSTER Thomas C. Hoster	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	July 29, 2003

* Kris Chellam	Director	July 29, 2003

* Charles E. Levine	Director	July 29, 2003

* Stuart Phillips	Director	July 29, 2003

* Andrew T. Sheehan	Director	July 29, 2003

* T. Peter Thomas	Director	July 29, 2003

/s/ THOMAS C. HOSTER Thomas C. Hoster Attorney-in-fact

CERTIFICATIONS

I, Krish Panu, certify that:

1. I have reviewed this Amendment #1 to Annual Report on Form 10-K of At Road, Inc.;

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

/s/KRISH PANU

Krish Panu
Chief Executive Officer

Date: July 29, 2003

CERTIFICATIONS

I, Thomas C. Hoster, certify that:

1. I have reviewed this Amendment #1 to Annual Report on Form 10-K of At Road, Inc.;

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

/s/THOMAS C. HOSTER

Thomas C. Hoster
Chief Financial Officer

Date: July 29, 2003

EXHIBIT INDEX

3.4		Amended and Restated Bylaws of the Registrant, as amended.
3.5*		Amended and Restated Certificate of Incorporation of the Registrant.
4.1*		Specimen Stock Certificate.
10.1*	†	CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997.
10.2*	†	Form of Wireless Network Services Agreement and Form of Purchase Agreement for Goods.
10.3*	†	Product License and Collaboration Agreement between the Registrant and Intel Corporation dated January 28, 2000.
10.4*	†	Product Purchase Agreement between the Registrant and Novatel Wireless Technologies, Inc. dated January 1, 2000.
10.5*	†	Product Purchase Agreement between the Registrant and Novatel Wireless Technologies, Inc. dated April 1, 2000.
10.6*	†	Design and Purchase Contract between the Registrant and Philsar Electronics, Inc. dated April 11, 1997.
10.7*	†	Joint Marketing Agreement between the Registrant and Cellco Partnership dated June 25, 1999 and Amendment No. 1 dated October 12, 1999.
10.8*		Sublease Agreement between the Registrant and Sterling Software (Western), Inc. dated August 24, 1999.
10.9*		Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated April 18, 1995.
10.10	*	Sublease Agreement between the Registrant and LSI Logic Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated February 8, 2000.
10.11	*	Agreement between the Registrant and Elnet Technologies Ltd. dated November 16, 1999.
10.12	*	1996 Stock Option Plan.
10.13	*	2000 Stock Option Plan.
10.14	*	2000 Employee Stock Purchase Plan.
10.15	*	2000 Directors’ Stock Option Plan.
10.16	*	Form of Indemnification Agreement.
10.17	*	Asset Purchase Agreement between the Registrant and Differential Corrections, Inc. dated March 8, 2000.
10.18	*	Asset Purchase Agreement between the Registrant and Hynet Technologies dated March 23, 2000.
10.19	*	Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000.
10.20	*†	CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000.
10.21	*	Joint Marketing Agreement between the Registrant and GTE Wireless Service Corporation dated May 5, 2000.
10.22	*	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated June 30, 1999, Loan Modification Agreement dated July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement dated March 31, 2000.
10.23	*†	Strategic Agreement between the Registrant and Hitachi Software Engineering Co., Ltd. dated July 21, 2000.
10.24	*	Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated August 3, 2000.
10.25	**	First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001.

10.26	**	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 21, 2001.
10.27	***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January 19, 2001.
10.28	***†	Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001.
10.29	***†	Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000.
10.30	***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile Communications LLC dated January 10, 2002.
10.31	***†	Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001.
10.32	***†	Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc. dated December 28, 2001.
10.33	***	Loan Modification Agreements between the Registrant and Silicon Valley Bank dated July 31, 2001, September 30, 2001 and November 5, 2001.
10.34	***	Co-Marketing Agreement between the Registrant and Southern Communications Services, Inc. dated March 4, 2002.
10.35		Agreement between the Registrant and Elnet Technologies Ltd. dated November 17, 2002.
10.36		Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 24, 2002.
10.37	†	Reseller Agreement between the Registrant and AT&T Wireless dated February 24, 2003.
21.1*		List of Subsidiaries.
23.1		Independent Auditors’ Consent.
24.1*	***	Power of Attorney.
99.1		Statement pursuant to 18 U.S.C. Section 1350.
99.2		Statement pursuant to 18 U.S.C. Section 1350.

*	Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

**	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 30, 2001.

***	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 28, 2002.

****	Previously filed.

†	Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.