Form 10-Q/A
period 2003-03-31
AT ROAD INC
filed 2003-07-29
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment #1 to

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the three months ended March 31, 2003 is being filed solely for the purposes of responding to comments received by us from the Staff of the Securities and Exchange Commission. This Amendment speaks as of the original filing date of our quarterly report on Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. For the convenience of the reader, we have restated our quarterly report on Form 10-Q in its entirety.

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

Item 4. Controls and Procedures.

     Within 90 days prior to the date of this Report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives and are effective in doing so.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

AT ROAD, INC.

By: /s/ Thomas C. Hoster Thomas C. Hoster Chief Financial Officer (Principal Financial and Accounting Officer)

Date: July 29, 2003

CERTIFICATIONS

I, Krish Panu, certify that:

1.     I have reviewed this Amendment #1 to Quarterly Report on Form 10-Q of At Road, Inc.;

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

Date: July 29, 2003

/s/ Krish Panu
Krish Panu
Chief Executive Officer

CERTIFICATIONS

I, Thomas C. Hoster, certify that:

1.     I have reviewed this Amendment #1 to Quarterly Report on Form 10-Q of At Road, Inc.;

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

Date: July 29, 2003

/s/ Thomas C. Hoster
Thomas C. Hoster
Chief Financial Officer

Exhibit Index

Exhibit No.	Description of Exhibit

99.1	Statement pursuant to 18 U.S.C. Section 1350

99.2	Statement pursuant to 18 U.S.C. Section 1350