Form 10-Q
period 2003-06-30
AT ROAD INC
filed 2003-08-08
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒ No ☐

     As of August 1, 2003 there were 48,771,276 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION
	Item 1.	Financial Statements.
		Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002.	2
		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002.	3
		Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended June 30, 2003 and 2002 and the six months ended December 31, 2002.	4
		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002.	5
		Notes to Condensed Consolidated Financial Statements.	6
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22
	Item 4.	Controls and Procedures.	23
PART II.	OTHER INFORMATION
	Item 1.	Legal Proceedings.	23
	Item 4.	Submission of Matters to a Vote of Security Holders.	23
	Item 6.	Exhibits and Reports on Form 8-K.	23

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

At Road, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$38,901	$35,659
Restricted short-term investments	2,000	2,241
Accounts receivable, net	7,557	7,407
Inventories	4,594	5,399
Deferred product costs and other current assets	11,150	9,937

Total current assets	64,202	60,643
Property and equipment, net	2,165	2,500
Deferred product costs, intangibles and other assets	8,268	7,407

Total assets	$74,635	$70,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,885	$3,408
Accrued liabilities	3,837	3,870
Deferred revenue and customer deposits	9,297	7,594

Total current liabilities	16,019	14,872
Deferred revenue	7,089	5,321
Other long-term liabilities	114	190

Total liabilities	23,222	20,383
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 48,673,139 at June 30, 2003 and 47,747,156 at December 31, 2002	172,536	170,610
Deferred stock compensation	(184)	(491)
Notes receivable from stockholders	(1,525)	(2,068)
Accumulated deficit	(119,414)	(117,884)

Total stockholders’ equity	51,413	50,167

Total liabilities and stockholders’ equity	$74,635	$70,550

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenues:
Service	$12,135	$7,957	$22,738	$15,208
Product	3,634	2,501	6,772	4,950

Total revenues	15,769	10,458	29,510	20,158

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	4,266	3,325	8,058	6,534
Cost of product revenue	5,192	3,796	9,829	7,750
Sales and marketing	2,840	2,604	5,437	5,602
Research and development	1,297	1,476	2,633	3,062
General and administrative	2,440	1,899	4,658	4,832
Intangibles amortization	10	414	434	828
Stock compensation(*)	95	376	287	437

Total costs and expenses	16,140	13,890	31,336	29,045

Loss from operations	(371)	(3,432)	(1,826)	(8,887)
Other income (expense), net:
Interest income, net	137	215	285	454
Investment impairment charge		(1,035)		(1,035)
Other income (expense), net	7	5	11	11

Total other income (expense), net	144	(815)	296	(570)

Net loss	$(227)	$(4,247)	$(1,530)	$(9,457)

Basic and diluted net loss per share	$0.00	$(0.09)	$(0.03)	$(0.21)

Shares used in calculating basic and diluted net loss per share	48,196	45,904	47,887	45,596

(*)Stock compensation:
Cost of service revenue	$2	$9	$7	$11
Cost of product revenue	4	25	14	56
Sales and marketing	5	(1)	10	16
Research and development	15	87	50	191
General and administrative	69	256	206	163

Total	$95	$376	$287	$437

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Stockholders’
Equity
For the six months ended June 30, 2003 and 2002
and the six months ended December 31, 2002
(In thousands, except share amounts)
(unaudited)

				Notes
	Common Stock		Deferred	Receivable	Accumu-
			Stock	From	lated	Stockholders'
	Shares	Amount	Compensation	Stockholders	Deficit	Equity

BALANCES, January 1, 2002	46,499,451	$169,148	$(2,342)	$(2,748)	$(103,647)	$60,411
Net loss					(9,457)	(9,457)
Shares issued under employee stock purchase plan	259,725	508				508
Exercise of stock options	424,492	580				580
Collection of notes receivable from stockholders				554		554
Repurchase of common stock through cancellation of notes receivable	(93,750)	(126)		126
Deferred stock compensation		17	(17)
Reversal of deferred stock compensation due to employee terminations		(795)	795
Amortization of deferred stock compensation	—	—	437	—	—	437

BALANCES, June 30, 2002	47,089,918	169,332	(1,127)	(2,068)	(113,104)	53,033
Net loss					(4,780)	(4,780)
Shares issued under employee stock purchase plan	293,676	590				590
Exercise of stock options	363,562	696				696
Deferred stock compensation		(2)	2
Reversal of deferred stock compensation due to employee terminations		(6)	6
Amortization of deferred stock compensation	—	—	628	—	—	628

BALANCES, December 31, 2002	47,747,156	170,610	(491)	(2,068)	(117,884)	50,167
Net loss					(1,530)	(1,530)
Shares issued under employee stock purchase plan	287,545	595				595
Exercise of stock options	638,438	1,351				1,351
Collection of notes receivable from stockholders				543		543
Deferred stock compensation		5	(5)
Reversal of deferred stock compensation due to employee terminations		(25)	25
Amortization of deferred stock compensation	—	—	287	—	—	287

BALANCES, June 30, 2003	48,673,139	$172,536	$(184)	$(1,525)	$(119,414)	$51,413

     Total comprehensive loss for the six months ended June 30, 2003 and 2002 and the six months ended December 31, 2002 is equal to the net loss in each respective period.

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Six months ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(1,530)	$(9,457)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,511	2,360
Loss on disposal of property and equipment	4	19
Investment impairment charge	—	1,035
Amortization of deferred stock compensation	287	437
Provision for inventory reserves	536	577
Provision for bad debts and sales returns	60	477
Change in assets and liabilities:
Accounts receivable	(210)	(769)
Inventories	269	92
Deferred product costs	(2,758)	328
Prepaid expenses and other	85	(424)
Accounts payable	(523)	(941)
Accrued and other liabilities	(109)	(407)
Deferred revenue and customer deposits	3,471	113

Net cash provided by (used in) operating activities	1,093	(6,560)

Cash flows from investing activities:
Purchase of property and equipment	(746)	(292)
Proceeds from the sale of restricted short-term investments	241
Interest received on restricted short-term investments		(12)
Other assets	165	1

Net cash used in investing activities	(340)	(303)
Cash flows from financing activities:
Proceeds from sale of common stock	1,946	1,088
Proceeds from payments on notes receivable issued to stockholders	543	554

Net cash provided by financing activities	2,489	1,642

Net increase (decrease) in cash and cash equivalents	3,242	(5,221)
Cash and cash equivalents:
Beginning of period	35,659	40,164

End of period	$38,901	$34,943

Non-cash investing and financing activities:
Deferred stock compensation	$5	$17

Reversal of deferred stock compensation	$25	$795

Repurchase of common stock through cancellation of notes receivable	$—	$126

See notes to condensed consolidated financial statements.

At Road, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying condensed consolidated financial statements were prepared by At Road, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to fairly present the financial condition, results of operations, and cash flows for such periods. Results of operations for the periods presented are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated and audited financial statements and notes thereto in its Form 10-K/A for the year ended December 31, 2002 (No. 000-31511), filed with the SEC.

     Motorola is the sole supplier of microcontrollers used in the Company’s products. The Company expects to rely on Motorola as a source for this component for the next several years. Taiwan Semiconductor Manufacturing Company (TSMC) is the sole manufacturer of the Company’s Global Positioning System digital receiver chips used in some of the Company’s products. The Company expects to rely on TSMC as a source for this component for at least the next twelve months.

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

     The following is a reconciliation of the denominators used in calculating basic and diluted net loss per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted average common shares outstanding	48,373	46,942	48,125	46,775
Weighted average common shares outstanding subject to repurchase	(177)	(1,038)	(238)	(1,179)

Shares used in computation, basic and diluted	48,196	45,904	47,887	45,596

     The total number of options and restricted stock subject to repurchase excluded from the diluted net loss per share computation for the three and six months ended June 30, 2003 and 2002 were as follows (in thousands):

	Three
	and six months ended
	June 30,

	2003	2002

Shares of common stock subject to repurchase	131	914
Outstanding options	7,638	6,860

Note 3 — Balance Sheet Items

     Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials	$2,561	$3,183
Work in process	183	389
Finished goods	1,850	1,827

Total	$4,594	$5,399

     Deferred product costs and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Current deferred product costs	$9,992	$8,694
Prepaid expenses and other	1,158	1,243

Total	$11,150	$9,937

     Deferred product costs, intangibles, and other assets consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Purchased technology	$49	$483
Non-current deferred product costs	7,626	6,166
Other	593	758

Total	$8,268	$7,407

     Deferred revenue and customer deposits consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Deferred revenue	$8,128	$7,155
Customer deposits	1,169	439

Total	$9,297	$7,594

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Stock Option Plans:
Risk free interest rate	2.74%	3.60%	2.76%	3.60%
Expected volatility	115.00%	124.00%	117.00%	124.00%
Expected life (in years)	5	5	5	5
Expected dividend	$0.00	$0.00	$0.00	$0.00
Employee Stock Purchase Plan:
Risk free interest rate	1.61%	1.61%	1.22%	1.61%
Expected volatility	115.00%	124.00%	117.00%	124.00%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend	$0.00	$0.00	$0.00	$0.00

     If the computed minimum values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, net loss and basic and diluted loss per share on a pro forma basis (as compared to such items as reported) would have been (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss as reported	$(227)	$(4,247)	$(1,530)	$(9,457)
Less: stock-based employee compensation expense included in reported net loss	95	387	281	398
Add: stock-based employee compensation expense determined under fair value based method	(2,512)	(2,305)	(4,304)	(3,947)

Pro forma net loss	$(2,644)	$(6,165)	$(5,553)	$(13,006)

Basic and diluted net loss per share:
As reported	$0.00	$(0.09)	$(0.03)	$(0.21)

Pro forma	$(0.05)	$(0.13)	$(0.12)	$(0.29)

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

     Information regarding the Company’s intangible assets is as follows (in thousands):

	At June 30, 2003			At December 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Depreciation	Net	Amount	Depreciation	Net

Purchased technology	$5,052	$(5,003)	$49	$5,052	$(4,569)	$483

     For the six months ended June 30, 2003 and 2002, amortization of purchased technology was $434,000 and $828,000, respectively. The estimated amortization for subsequent years is as follows as of June 30, 2003 (in thousands):

Amortization
Expense

Remainder of year ending December 31, 2003	$22
Year ended December 31, 2004	27

Total	$49

Note 6 — Segment Reporting

     In the three and six months ended June 30, 2003 and 2002, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States for the three and six months ended June 30, 2003 and 2002 and had no significant long-lived assets deployed outside the United States at June 30, 2003.

Note 7 — Recently Issued Accounting Pronouncements

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The initial recognition and measurement provisions of FIN 45 apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 effective December 31, 2002. As the Company did not have any material guarantees outstanding, the adoption of FIN 45 did not have an effect on the Company’s financial statements.

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

     In November 2002, the EITF reached a consensus on the Issue No. 00-21, Accounting for Revenue Arrangements With Multiple Deliverables (EITF Issue No. 00-21). The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the seller. The provisions of EITF Issue No. 00-21 are applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently determining what effect, if any, the provisions of EITF Issue No. 00-21 will have on its operating results or financial condition.

Footnote 8 — Contingencies

     In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. The Company is currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of its services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, the Company currently estimates that as of June 30, 2004 the Company will have approximately 11,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use its services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. The Company does not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, the Company does not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on its financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our historical and future losses, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Form 10-Q, in our annual report on Form 10-K/A for the year ended December 31, 2002 (No. 000-31511), filed on July 29, 2003, and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K, as amended, for the year ended December 31, 2002, and in our other filings with the SEC.

Overview

     We are a leading provider of mobile resource management (MRM) services, a rapidly growing category of business productivity solutions that enable the effective management of mobile resources. Our MRM services allow customers to improve productivity by enabling the effective management of the activities of their mobile workers and assets, and their goods and services. In addition, our services are designed to allow customers to increase the utility of their mobile resources and decrease costs of operations by facilitating business processes, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field. Our services also provide location, reporting, dispatch, messaging, and other management services and are designed to be easy to implement and use. Our customers can manage their mobile workers in several ways, including by logging onto our website, receiving their data directly into their existing software applications, using any wireline or wireless telephone to access our speech-to-text voice portal or requesting information from our data centers using application programming interfaces.

     From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources. In the second half of 1998, we introduced FleetASAP, now called GeoManager, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet along with integrated transaction processing and software applications, to enable companies to efficiently manage their mobile resources. Subsequent to the introduction of FleetASAP, we have introduced a number of additional services, including RoadREPORT, RoadFORCE and ConnectBusiness, and features to our services.

     Our services provide current and historical data relating to a customer’s mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views themselves to help achieve compliance with their internal business rules. Customers can choose to have reports delivered on a pre-scheduled basis, or they can submit queries to our databases to create reports and views on demand. Customers can also download reports to manipulate and store data as desired. Mobile resource data is typically stored by us for 14 days, unless the customer purchases our extended data storage services.

     Our services are enabled by the deployment of a device, which we call a platform, to each of the customer’s mobile resources. We call each mobile resource with a platform a “subscriber.” Our services operate with three independent platforms. First, a mobile worker can use our proprietary hardware device embedded with software that integrates a GPS receiver with a wireless modem. Second, a mobile worker can use our proprietary hardware device embedded with software and an integrated GPS receiver and which is tethered by cable to a wireless telephone. Each of these proprietary hardware devices is called an Internet Location Manager. The Internet Location Manager is installed in a mobile worker’s vehicle. Installation in any type of vehicle typically takes less than an hour, and is completed by our subcontracted installation agents. Third, a mobile worker can use a location- or wireless application protocol-enabled mobile telephone installed with our software application.

     These platforms send and receive a variety of information from time to time and on demand. Such data include location, velocity, time and operational diagnostics. These data are transmitted to our data centers using wireless networks and the Internet. If a wireless connection is not available, then the platform will store up to five days of captured data and seek to transmit the data when a wireless connection is available.

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

     To date, we have not sold our services outside the United States and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2003. In 2002 no single customer or group of related customers comprised 10% or more of total revenues. For the six months ended June 30, 2003, one customer, Verizon Communications, represented 15% of total revenues.

     Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We have incurred losses in each quarter since inception and may continue to incur net losses in the future. At June 30, 2003, we had an accumulated deficit of $119.4 million. Our limited operating history makes it difficult to forecast future operating results. Even if we were to achieve profitability in any period, we may not sustain or increase profitability on a quarterly or annual basis.

     In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. We are currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the delivery of our services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, we currently estimate that as of June 30, 2004 we will have approximately 11,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

Critical Accounting Policies

     Financial Reporting Release No. 60, which was released by the SEC in January 2002, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 1 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K for the year ended December 31, 2002, as amended (No. 000-31511) is a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

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

     Through June 30, 2003, our services have been available only by using our platform or a location- or wireless application protocol-enabled mobile telephone. Accordingly, through June 30, 2003, service revenue, which is composed of monthly fees, was recognized ratably over the minimum service contract period, which commenced (a) upon installation where customers have installed our platform in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our services with a location-enabled mobile telephone.

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

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2003 and 2002

Service Revenue

     Service revenue, which is comprised of monthly fees, increased to $12.1 million for the three months ended June 30, 2003 from $8.0 million for the same period in 2002, and increased to $22.7 million from $15.2 million for the six months ended June 30, 2003 and 2002, respectively, as a direct result of the growth in our installed base. Subscribers were 109,000 at June 30, 2003, 99,000 at March 31, 2003, 90,000 at December 31, 2002, 77,000 at June 30, 2002, 72,000 at March 31, 2002, and 66,000 at December 31, 2001. In addition to subscriber growth, our service revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our customers, the impact on revenues of changes in current prices for products and services is tempered because revenues from new pricing are layered on top of revenues from existing subscribers. Price changes did not have a material impact on service revenue between periods.

Product Revenue

     Product revenue increased to $3.6 million for the three months ended June 30, 2003 from $2.5 million for the same period in 2002. Product revenue increased to $6.8 million from $5.0 million for the six months ended June 30, 2003 and 2002, respectively. This growth is consistent with the increases in our installed base. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases as well. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost will be complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue will grow more slowly than service revenue.

Cost of Service Revenue

     Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are composed of costs associated with connecting our services to wireless networks and the Internet and royalty and subscription fees paid to others. Support and other delivery costs include such expenses as employee payroll and related expenses and depreciation of our data centers. Cost of service revenue increased to $4.3 million from $3.3 million for the three months ended June 30, 2003 and 2002, respectively. The increase in cost of service revenue resulted from an increase of $969,000 in direct service delivery expenses, consistent with the growth in subscribers. Cost of service revenue increased to $8.1 million from $6.5 million for the six months ended June 30, 2003 and

2002, respectively. This increase in cost of service revenue resulted from increases in direct service delivery expenses of $1.3 million and in employee-related costs of $337,000. The increases are consistent with our growth in subscribers. Headcount increased to 77 from 56 at June 30, 2003 and 2002, respectively. We believe that headcount increases during the next 12 months will be moderate. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a slower rate than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenue will be greater than the growth in cost of service revenue as we continue to add subscribers.

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

     Cost of product revenue rose to $5.2 million for the three months ended June 30, 2003 from $3.8 million for the same period in 2002. The increase in cost of product revenue resulted from an increase in deferred product cost recognized during the period of $562,000, an increase in product repair and refurbishment costs of $213,000, and an increase of $126,000 in employee-related costs. Cost of product revenue rose to $9.8 million from $7.8 million for the six months ended June 30, 2003 and 2002, respectively. The increase in cost of product revenue was in part the result of a $1.0 million increase in deferred product cost recognized during the period as well as increases in product repair and refurbishment costs of $604,000. The expense for excess of cost of product sold over selling price increased by $308,000 for the six months ended June 30, 2003 compared to the same period in 2002.

Sales and Marketing Expenses

     Sales and marketing expenses consist of employee salaries, sales commissions and marketing and promotional expenses. Sales and marketing expenses increased to $2.8 million for the three months ended June 30, 2003 from $2.6 million for the same period in 2002, the result of increases in sales commissions of $260,000 associated with growth in additions to our installed base. Sales and marketing expenses decreased to $5.4 million for the six months ended June 30, 2003 from $5.6 million for the same period in 2002. The decrease resulted from reductions in travel expenses of $162,000, in promotional expenses of $148,000, and in depreciation expense of $117,000 as certain assets became fully depreciated. These decreases were offset by an increase in sales commissions of $306,000, associated with additions to our installed base. Sales and marketing headcount increased to 82 at June 30, 2003 from 79 at June 30, 2002. We expect that sales and marketing expenses may increase during the next 12 months as our sales channels expand and the rate of our subscriber additions increases.

Research and Development Expenses

     Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased to $1.3 million for the three months ended June 30, 2003 from $1.5 million for the same period in 2002. This decrease was the result of a $95,000 decline in depreciation expense as certain assets became fully depreciated and a $48,000 decrease in employee-related costs. Research and development headcount decreased to 58 at June 30, 2003 from 62 at June 30, 2002. Research and development expenses declined to $2.6 million for the six months ended June 30, 2003 from $3.1 million for the same period in 2002. Reduction in employee-related costs of $223,000, associated with a reduction in average headcount, and a reduction in depreciation expense of $123,000 as certain assets became fully depreciated caused the decrease between periods. We expect that research and development expenses will increase during at least the next 12 months as we develop and introduce new products and services.

General and Administrative Expenses

     General and administrative expenses consist of employee salaries, related executive and administrative accounting and professional fees, recruiting and provisions for doubtful accounts. General and administrative expenses increased to $2.4 million for the three months ended June 30, 2003 from $1.9 million for the same period in 2002. The increase was primarily the result of a change in the provision for doubtful accounts of $208,000, and to a lesser extent, increases in various other expenses associated with our growth as a public company. A $247,000 reduction was recorded to provisions for doubtful accounts as a result of improved collection activity and receivables management in the three month period ended June 30, 2002. General and administrative expenses decreased to $4.7 million for the six months ended June 30, 2003 from $4.8 million for the same period in 2002. The decrease was primarily due to a decrease in the provision for doubtful accounts of $457,000, offset by various small increases in other expenses associated with our growth as a public company. General and administrative headcount increased to 52 at June 30, 2003 from 50 at June 30, 2002. We expect that general and administrative expenses may increase during at least the next 12 months as we incur such expenses in anticipation of the growth of the business and increased costs of operating as a public company.

Intangibles Amortization

     Intangibles amortization relates to the intangible assets (purchased technology) that are being amortized over estimated useful lives of two to three years.

Stock Compensation Expense

     Deferred stock compensation expense related to stock option grants to employees and consultants was $184,000 at June 30, 2003. Stock compensation expense is amortized on an accelerated basis over the vesting period of individual awards. Amortization of deferred stock compensation expense decreased to $95,000 from $376,000 and decreased to $287,000 from $437,000 for the three and six months ended June 30, 2003 and 2002, respectively.

Interest Income and Interest Expense

     Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments and interest expense relates to the short-term financing of insurance costs. Interest income net of interest expense decreased to $137,000 from $215,000 and decreased to $285,000 from $454,000 in the three and six months ended June 30, 2003 and 2002, respectively. The decreases resulted from lower interest rates on invested balances.

Other Expense, Net

     During the three and six month periods ended June 30, 2003 and 2002, other expense consisted primarily of net foreign currency exchange gains related to our subsidiary in India.

Income Taxes

     Since inception, we have incurred net losses for federal and state tax purposes. Except for minimum state income and franchise taxes, we have not recognized any tax provision or benefit.

Net Loss

     Net loss decreased to $227,000 for the three months ended June 30, 2003 from $4.2 million for the same period in 2002. Net loss decreased to $1.5 million for the six months ended June 30, 2003 from $9.5 million for the same period in 2002. Our operating costs increased to $16.1 million from $13.9 million for the three months ended June 30, 2003 and 2002, respectively, and increased to $31.3 million from $29.0 million for the six months ended June 30, 2003 and 2002, respectively. The impact of this increase in expenses was accompanied by an increase in revenues to $15.8 million from $10.5 million for the three months ended June 30, 2003 and 2002, respectively, and an increase in revenues to $29.5 million from $20.2 million for the six months ended June 30, 2003 and 2002, respectively.

     We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2003, we had $38.9 million of cash and cash equivalents and $2.0 million of restricted short-term investments. We held no available-for-sale securities at June 30, 2003.

     We currently have a $2.0 million revolving line of credit facility against which there were no borrowings as of June 30, 2003. The line, against which letters of credit have been issued, is collateralized by a restricted certificate of deposit of $2.0 million. There are two letters of credit outstanding under this revolving line of credit totaling $734,000 at June 30, 2003 and these letters of credit expire on October 29, 2003 and December 31, 2003. This credit facility expires in November 2003.

     Net cash provided by (used in) operating activities was $1.1 million and $(6.6) million for the six months ended June 30, 2003 and 2002, respectively; this improvement in net cash provided by (used in) operating activities was primarily attributed to net loss, net of non-cash expenses and charges (depreciation and amortization, loss on disposal of property and equipment, investment impairment charge, amortization of deferred stock compensation, provision for inventory reserves and provision for bad debt and sales returns) changing from $(4.6) million for the six months ended June 30, 2002 to $868,000 for the six months ended June 30, 2003. Cash provided by operating activities during the six months ended June 30, 2003 also increased in comparison to the prior year period due a $3.5 million increase in deferred revenue offset by a $2.8 million increase in deferred product costs. Improvements in accounts receivable collections as compared to increases in customer billings also contributed to increased operating cash flows in the 2003 period compared to the same period in the prior year.

     At June 30, 2003 approximately $1.4 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of June 30, 2003 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. Generally, we record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. As we grow our business, deferred product costs will generally exceed deferred revenue due to our practice of recording deferred product costs at time of shipment versus deferred revenue at time of installation.

     Net cash used in investing activities during the six months ended June 30, 2003, was $340,000 and primarily resulted from purchases of $746,000 of property and equipment, offset in part by sale of restricted short-term investments and changes in other assets. Net cash used by investing activities was $303,000 during the six months ended June 30, 2002, and primarily resulted from the purchase of $292,000 of property and equipment.

     Net cash provided by financing activities was $2.5 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively. Cash provided was attributed to the sale of common stock of $1.9 million and $1.1 million and proceeds from payments on notes receivable issued to stockholders of $543,000 and $554,000 for the six months ended June 30, 2003 and 2002, respectively.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	changes in the market for mobile resource management solutions;

•	delays in market acceptance or implementation by customers of our services;

•	changes in length of sales cycles of or demand by our customers for existing and additional services;

•	changes in the productivity of our distribution channels;

•	introduction of new services by us or our competitors;

•	changes in our pricing policies or those of our competitors or suppliers;

•	changes in our mix of sources of revenues; and

•	general economic and political conditions.

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

We have never been profitable. At June 30, 2003, we had an accumulated deficit of $119.4 million. To become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. To facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and may continue to experience, negative gross margins on the sale of our hardware. Changes such as increases in our pricing for products and services or the pricing of competing products and services may harm our ability to increase sales of our products and services to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may continue to be unprofitable.

Due to our limited operating history, it is difficult to predict future operating results or our stock price.

An evaluation of our business is difficult because we have a limited operating history. We commenced operations in July 1996 and commercially offered our first services in the second half of 1998. We may not achieve profitability or continue to grow. We face a number of risks encountered by companies in the mobile resource management market, including:

•	our need to respond to technological change and introduce reliable and robust products and services that meet the demanding needs of customers;

•	the uncertainty of market acceptance of our services;

•	our need to expand and manage the expansion of our marketing, sales and support organizations, as well as our distribution channels;

•	our ability to anticipate and respond to market competition;

•	wireless networks, positioning systems and Internet infrastructure owned and controlled by others; and

•	any need to migrate to new wireless networks, which could cause our products to be incompatible with new wireless networks or out of date.

We may not successfully address these risks, and our business strategy may not be successful.

If pursuant to its announcement, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in 2004, or our other wireless carriers decide to abandon or do not continue to expand their wireless networks, we may lose subscribers, and our revenues could decrease.

Currently our services function on General Packet Radio Services networks, Code Division Multiple Access 1XRTT networks, Integrated Digital Enhanced Networks and Cellular Digital Packet Data networks. These protocols cover only portions of the United States and Canada, and may not gain widespread market acceptance. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide services to our customers. Beginning March 31, 2003, AT&T Wireless discontinued new sales of Cellular Digital Packet Data service. AT&T Wireless has also indicated that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. If the termination of AT&T Wireless’ Cellular Digital Packet Data network disrupts our ability to deliver services to certain of our customers, our revenues would decrease and customer satisfaction would suffer. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who wish to use some of our services outside the current coverage area.

If one or more of the agreements we have with wireless carriers is terminated and as a result we are unable to offer our services to our customers within the carriers’ coverage area, we may be unable to deliver our services, we may lose subscribers, and our revenues could decrease.

Our existing agreements with wireless carriers may in some cases be terminated upon as little as 15 days’ written notice or immediately upon the occurrence of certain conditions. In connection with ceasing operation of its Cellular Digital Packet Data network, AT&T Wireless may seek to terminate or not to renew its contract for Cellular Digital Packet Data service with us. If one or more of our wireless carriers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers in that coverage area.

If our customers do not have access to sufficient capacity on reliable wireless networks, we may be unable to deliver our services, we may lose subscribers, and our revenues could decrease.

Our ability to grow and achieve profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tunnels blocking the transmission of data to and from wireless modems used with our services. These effects could make our services less reliable and less useful, and customer satisfaction could suffer.

If we cannot deliver the features and functionality our customers demand, we will be unable to retain or attract new customers.

Our success depends upon our ability to determine the features and functionality our customers demand and to design and implement services that meet their needs in an efficient manner. We cannot assure you that we can successfully determine customer requirements or that our future services will adequately satisfy customer demands. In addition, we may experience difficulties that could delay or prevent the successful development, introduction or marketing of new services and service enhancements. If we cannot effectively deploy, maintain and enhance our services, our revenues may decrease, we may not be able to recover our costs and our competitive position may be harmed.

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

We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers or manufacturers. If these parties do not perform their obligations, or if they cease to manufacture and supply components critical for our products and services, we may be unable to find other suppliers or operate our business. We cannot be sure that alternative sources for key components used in our products, such as the Internet Location Manager and the Internet Data Terminal, will be available when needed, or if available, that these components will be available on commercially reasonable terms. Our sole suppliers and manufacturers of key components include:

•	Orient Semiconductor Electronics, our sole manufacturer of Internet Location Managers;

•	Motorola, our sole supplier of wireless modems operable on Integrated Digital Enhanced Networks and of microcontrollers for our Internet Location Manager; and

•	Taiwan Semiconductor Manufacturing Company, our sole manufacturer of our GPS digital receiver chips.

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

We may establish alliances or acquire technologies or companies in the future, which could result in the dilution of our stockholders and disruption of our business, which could reduce our revenues.

We are continually evaluating business alliances and external investments in technologies related to our business. Acquisitions of companies, divisions of companies, businesses or products and strategic alliances entail numerous risks, any of which could materially harm our business in several ways, including:

•	diversion of management’s attention from our core business objectives and other business concerns;

•	failure to integrate efficiently businesses or technologies acquired in the future with our pre-existing business or technologies;

•	potential loss of key employees from either our pre-existing business or the acquired business;

•	dilution of our existing stockholders as a result of issuing equity securities; and

•	assumption of liabilities of the acquired company.

Some or all of these problems may result from current or future alliances, acquisitions or investments. Furthermore, we may not realize any value from these alliances, acquisitions or investments.

We face competition from internal development teams of potential customers and from existing and potential competitors, which could limit our ability to acquire subscribers and could reduce our market share and revenues.

The market for our services is competitive and is expected to become even more competitive in the future. Our customers evaluate our services and those of our competitors primarily on the basis of the functionality, ease of use, quality, price, geographic coverage of services and corporate financial strength. As the demand by businesses for mobile resource management services increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing services, to offer some or all of the services we offer or may offer in the future, or to offer new services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, Global Positioning System, software applications, transaction processing and Internet solutions, including access devices developed internally or through captive suppliers. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain subscribers, resulting in a loss of market share and revenues. We face competition from a number of different business productivity solutions, including:

•	solutions developed internally by our prospective customers’ information technology staffs;

•	discrete means of communication with mobile workers, such as pagers, two-way radios, handheld devices and wireless telephones;

•	solutions targeted at specific vertical markets, such as services offered by Qualcomm, that monitor assets in the long-haul transportation sector; and

•	solutions offered by smaller market entrants.

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

Unauthorized access, computer viruses and other accidental or intentional actions could disrupt our information systems or communications networks. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the wireless transmission of our customers’ proprietary information is not protected by encryption technology. If a third party were to misappropriate our customers’ proprietary information, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

System or network failures could reduce our sales, increase costs or result in liability claims.

Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our operations depend upon our ability to maintain and protect our computer systems at our co-located data centers in Ashburn, Virginia and Redwood City, California, which is on or near earthquake fault zones. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Within each of our data centers, we have fully redundant systems; however, in the event of a system or network failure, the process of shifting access to customer data from one data center to the other would be performed manually, and could result in a further disruption to our services. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business.

We depend on Global Positioning System technology owned and controlled by others. If we do not have continued access to GPS technology or satellites, we will be unable to deliver our services and revenues will decrease.

Our services rely on signals from Global Positioning System satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our services may cease to function and customer satisfaction would suffer.

In addition, the U.S. government could decide not to continue to operate and maintain GPS satellites over a long period of time or to charge for the use of the Global Positioning System. Furthermore, because of ever-increasing commercial applications of the Global Positioning System and international political unrest, U.S. government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as the foregoing affect the Global Positioning System, for example by affecting the availability, quality, accuracy or pricing of GPS technology, our business will suffer.

Defects or errors in our services could result in the cancellation or delays of our services, which would damage our reputation and harm our financial condition.

We must develop our services quickly to keep pace with the rapidly changing MRM market. Products and services that address this market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. Our services may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. This would damage our reputation and result in lost revenues, diverted development resources, and increased service and warranty costs.

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

Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our services in the United States and in foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes on our intellectual property or the intellectual property licensed to us by third parties, our business would be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions and agreements, and patent, copyright and trademark laws, which afford us only limited protection. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Therefore, the measures we take to protect our proprietary rights may not be adequate.

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

From time to time, we are or may be subject to litigation that could result in significant costs to us.

From time to time, we are or may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of our services or hardware platforms or their deployment. A securities, product liability or other claim could seriously harm our business because of the costs of defending the lawsuit, diversion of employees’ time and attention, and potential damage to our reputation. Some of our agreements with our customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims. Although we carry general liability and directors and officers insurance, our insurance may not cover potential claims or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

Our success depends on our ability to maintain and expand our sales channels.

To increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract and retain sufficient new sales personnel to expand our operations. New sales personnel require training and it takes time for them to achieve full productivity, if at all. In addition, we believe that our success is dependent on expansion of our indirect distribution channels, including our relationships with wireless carriers, independent sales agents and distribution partners. To date, we have relationships with wireless carriers, independent sales agents and a limited number of distribution partners. These sales channel partners require training in selling our products and services and it will take time for these partners to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all. Our distributors, many of which are not engaged with us on an exclusive basis, may not devote adequate resources to promoting and selling our services.

We depend on recruiting and retaining qualified personnel and our inability to do so may cause a loss in sales, impair our ability to effectively manage our operations or impair our ability to develop and support services and products.

Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with wireless communications, Global

Positioning Systems, hosted software application, transaction processing and Internet expertise. Competitors and others have in the past, and may attempt in the future, to recruit our employees. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

Government regulations and standards could subject us to increased regulation, increase our costs of operations or reduce our opportunities to earn revenue.

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by U.S. governmental agencies, including the Federal Communications Commission and Department of Defense. These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to our services. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our services and increase our cost of doing business. Wireless carriers who supply us with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase our costs or limit the provision of our services.

Fluctuations in the value of foreign currencies could result in increased product costs and operating expenses.

We have suppliers and manufacturers that are located outside the United States. Some transactions relating to supply and development agreements may be conducted in currencies other than the U.S. dollar, and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange costs. In addition, some of our transactions denominated in U.S. dollars may be subject to currency exchange rate risk. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period.

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States and India, as well as those of our clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.

Our stock price is volatile, which may cause you to lose money and could lead to costly litigation against us that could divert our resources.

Stock markets have recently experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature and growth rate of our business and the mobile resource management market, the market price of our common stock may rise and fall in response to:

•	quarterly variations in operating results;

•	failure to achieve operating results anticipated by securities analysts and investors;

•	changes in estimates of our financial performance or changes in recommendations by securities analysts;

•	announcements of technological or competitive developments;

•	the gain or loss of a significant customer or order;

•	disposition of shares of our common stock held by large investors; and

•	acquisitions or strategic alliances by us or our competitors.

When the market price of a company’s stock drops significantly, stockholders often institute securities class action lawsuits against that company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources from our business.

As of June 16, 2003, a limited number of stockholders own approximately 45.4% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of June 16, 2003, approximately 45.4% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

     We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 and provides research and development and customer service activities. We hold fixed-price agreements denominated in U.S. dollars with certain foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Novatel, in Canada, provides a modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 4 percent.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(b)	The Company filed the following reports on Form 8-K during the three months ended June 30, 2003:

•	A current report on Form 8-K was filed on April 7, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on April 15, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on April 24, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), as amended on Form 8-K/A filed on July 29, 2003.

•	A current report on Form 8-K was filed on May 1, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on June 10, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on June 25, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure).

•	A current report on Form 8-K was filed on June 27, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT ROAD, INC.

By:	/s/ Thomas C. Hoster

Thomas C. Hoster Chief Financial Officer (Principal Financial and Accounting Officer)

Date: August 8, 2003

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.