Form 10-Q
period 2003-09-30
AT ROAD INC
filed 2003-11-14
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 3, 2003 there were 53,559,091 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002.
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002.
Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2003 and 2002 and the nine months ended December 31, 2002.
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002.
Notes to Condensed Consolidated Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II.	OTHER INFORMATION
Item 1. Legal Proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports on Form 8-K.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

At Road, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)
(unaudited)

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$98,395	$35,659
Restricted short-term investments	2,000	2,241
Accounts receivable, net	6,848	7,407
Inventories	2,330	5,399
Deferred product costs and other current assets	12,538	9,937

Total current assets	122,111	60,643
Property and equipment, net	2,171	2,500
Deferred product costs, intangibles and other assets	7,552	7,407

Total assets	$131,834	$70,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,415	$3,408
Accrued liabilities	5,138	3,870
Deferred revenue and customer deposits	9,214	7,594

Total current liabilities	16,767	14,872
Deferred revenue	6,780	5,321
Other long-term liabilities	74	190

Total liabilities	23,621	20,383
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 53,219,785 at September 30, 2003 and 47,747,156 at December 31, 2002	226,649	170,610
Deferred stock compensation	(30)	(491)
Notes receivable from stockholders	(87)	(2,068)
Accumulated deficit	(118,319)	(117,884)

Total stockholders’ equity	108,213	50,167

Total liabilities and stockholders’ equity	$131,834	$70,550

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
Service	$13,113	$8,657	$35,851	$23,865
Product	3,503	2,659	10,275	7,609

Total revenues	16,616	11,316	46,126	31,474

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	3,782	3,440	11,840	9,974
Cost of product revenue	5,249	4,265	15,078	12,015
Intangibles amortization	11	418	445	1,246
Sales and marketing	2,907	2,433	8,344	8,035
Research and development	1,386	1,476	4,019	4,538
General and administrative	2,189	1,873	6,847	6,705
Stock compensation(*)	154	380	441	817

Total costs and expenses	15,678	14,285	47,014	43,330

Profit (loss) from operations	938	(2,969)	(888)	(11,856)

Other income (expense), net:
Interest income, net	151	202	436	656
Investment impairment charge	—	—	—	(1,035)
Other income (expense), net	6	4	17	15

Total other income (expense), net	157	206	453	(364)

Net income (loss)	$1,095	$(2,763)	$(435)	$(12,220)

Basic net income (loss) per share:
Basic	$0.02	$(0.06)	$(0.01)	$(0.27)

Diluted	$0.02	$(0.06)	$(0.01)	$(0.27)

Shares used in calculating net income (loss) per share:
Basic	50,689	46,355	48,821	45,849

Diluted	55,813	46,355	48,821	45,849

(*)Stock compensation:
Cost of service revenue	$2	$7	$9	$18
Cost of product revenue	11	25	25	81
Sales and marketing	13	36	23	52
Research and development	36	83	86	274
General and administrative	92	229	298	392

Total	$154	$380	$441	$817

See notes to condensed consolidated financial statements.

At Road, Inc.
Condensed Consolidated Statements of Stockholders’
Equity
For the nine months ended September 30, 2003 and 2002
and the three months ended December 31, 2002
(In thousands, except share amounts)
(unaudited)

					Accumulated
	Common Stock		Deferred	Notes Receivable	Other
			Stock	From	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Compensation	Stockholders	Income (Loss)	Deficit	Equity

BALANCES, January 1, 2002	46,499,451	$169,148	$(2,342)	$(2,748)	$—	$(103,647)	$60,411
Net loss						(12,220)	(12,220)
Shares issued under employee stock purchase plan	259,725	508					508
Exercise of stock options	529,966	660					660
Collection of notes receivable from stockholders				554			554
Repurchase of unvested options exercised	(93,750)	(126)		126			—
Deferred stock compensation		17	(17)				—
Reversal of deferred stock compensation due to employee terminations		(795)	795				—
Amortization of deferred stock compensation	—	—	817	—	—	—	817

BALANCES, September 30, 2002	47,195,392	169,412	(747)	(2,068)	—	(115,867)	50,730
Net loss						(2,017)	(2,017)
Shares issued under the employee stock purchase plan	293,676	590					590
Exercise of stock options	258,088	616					616
Deferred stock compensation		(2)	2				—
Reversal of deferred stock compensation due to employee terminations		(6)	6				—
Amortization of deferred stock compensation	—	—	248	—	—	—	248

BALANCES, December 31, 2002	47,747,156	170,610	(491)	(2,068)	—	(117,884)	50,167
Net loss						(435)	(435)
Common stock issued through second public offering, net of issuance costs	4,000,000	51,850					51,850
Shares issued through employee stock purchase plan	287,545	595					595
Exercise of stock options	1,185,084	3,614					3,614
Collection of notes receivable from stockholders				1,981			1,981
Deferred stock compensation		5	(5)				—
Reversal of deferred stock compensation due to employee terminations		(25)	25				—
Amortization of deferred stock compensation	—	—	441	—	—	—	441

BALANCES, September 30, 2003	53,219,785	$226,649	$(30)	$(87)	$—	$(118,319)	$108,213

     Total comprehensive loss for the nine months ended September 30, 2003 and 2002 and the three months ended December 31, 2002 is equal to the net loss in each respective period.

At Road, Inc.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(435)	$(12,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,862	3,534
Loss on disposal of property and equipment	6	19
Investment impairment charge	—	1,035
Amortization of deferred stock compensation	441	817
Provision for inventory reserves	1,071	718
Provision for doubtful accounts and sales returns	(68)	386
Change in assets and liabilities:
Accounts receivable	627	(2,049)
Inventories	1,998	1,278
Deferred product costs	(3,253)	(974)
Prepaid expenses and other	(215)	(200)
Accounts payable	(993)	(231)
Accrued and other liabilities	1,152	412
Deferred revenue and customer deposits	3,079	1,360

Net cash provided by (used in) operating activities	5,272	(6,115)

Cash flows from investing activities:
Purchase of property and equipment	(1,094)	(445)
Proceeds from the sale of restricted short-term investments	241	—
Interest received on restricted short-term investments	—	(19)
Other assets	277	(116)

Net cash used in investing activities	(576)	(580)
Cash flows from financing activities:
Net proceeds from sale of common stock	56,059	1,168
Proceeds from payments on notes receivable issued to stockholders	1,981	554

Net cash provided by financing activities	58,040	1,722

Net increase (decrease) in cash and cash equivalents	62,736	(4,973)
Cash and cash equivalents:
Beginning of period	35,659	40,164

End of period	$98,395	$35,191

Non-cash investing and financing activities:
Deferred stock compensation	$5	$17

Reversal of deferred stock compensation	$25	$795

Repurchase of common stock through cancellation of notes receivable	$—	$126

See notes to condensed consolidated financial statements.

At Road, Inc.
Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying condensed consolidated financial statements were prepared by At Road, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to fairly present the financial condition, results of operations, and cash flows for such periods. Results of operations for the periods presented are not necessarily indicative of results for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K/A for the year ended December 31, 2002 (No. 000-31511), filed with the SEC.

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

     Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation. These reclassifications had no material effect on net loss or stockholders’ equity.

Note 2 — Basic and Diluted Net Income (Loss) per Share

     Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period (excluding shares subject to repurchase). Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

     The following is a reconciliation of the denominators used in calculating basic and diluted net income (loss) per share (in thousands):

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss), basic and diluted	$1,095	$(2,763)	$(435)	$(12,220)
Weighted average common shares outstanding	50,797	47,135	49,016	46,895
Weighted average common shares outstanding subject to repurchase	(108)	(780)	(195)	(1,046)

Shares used in computation of basic net income (loss) per share	50,689	46,355	48,821	45,849

Weighted average common shares outstanding subject to repurchase	108	n/a	n/a	n/a

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Common shares issuable upon exercise of stock options and employee stock purchases (treasury stock method)	5,016	n/a	n/a	n/a
Shares used in computation of diluted net income (loss) per share	55,813	46,355	48,821	45,849

Basic net income (loss) per share	$0.02	($0.06)	($0.01)	($0.27)

Diluted net income (loss) per share	$0.02	($0.06)	($0.01)	($0.27)

     The total number of options and restricted stock subject to repurchase excluded from the diluted net loss per share computation for the nine months ended September 30, 2003 and the three and nine months ended September 30, 2002 were as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,

	2003	2002	2003	2002

Shares of common stock subject to repurchase	—	607	79	607
Outstanding options	97	8,011	7,688	8,011

Note 3 — Balance Sheet Items

     Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials	$1,182	$3,183
Work in process	166	389
Finished goods	982	1,827

Total	$2,330	$5,399

     Deferred product costs and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Current deferred product costs	$11,080	$8,694
Prepaid expenses and other	1,458	1,243

Total	$12,538	$9,937

     Deferred product costs, intangibles, and other assets consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Purchased technology	$38	$483
Non-current deferred product costs	7,033	6,166
Other	481	758

Total	$7,552	$7,407

     Deferred revenue and customer deposits consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Deferred revenue	$8,856	$7,155
Customer deposits	358	439

Total	$9,214	$7,594

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Stock Option Plans:
Risk free interest rate	2.85%	3.56%	2.79%	3.56%
Expected volatility	115.00%	124.00%	116.00%	124.00%
Expected life (in years)	5	5	5	5
Expected dividend	$0.00	$0.00	$0.00	$0.00
Employee Stock Purchase Plan:
Risk free interest rate	1.13%	1.61%	1.22%	1.61%
Expected volatility	115.00%	124.00%	117.00%	124.00%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend	$0.00	$0.00	$0.00	$0.00

     If the computed minimum values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, net income (loss) and basic and diluted income (loss) per share on a pro forma basis (as compared to such items as reported) would have been (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) as reported	$1,095	$(2,763)	$(435)	$(12,220)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Less: stock based employee compensation expense included in reported net loss	154	377	435	775
Add: stock-based employee compensation expense determined under fair value based method	(2,391)	(2,341)	(6,695)	(6,288)

Pro forma net loss	$(1,142)	$(4,727)	$(6,695)	$(17,733)

Basic net loss per share:
As reported	$0.02	$(0.06)	$(0.01)	$(0.27)

Pro forma	$(0.02)	$(0.10)	$(0.14)	$(0.39)

Diluted net loss per share:
As reported	$0.02	$(0.06)	$(0.01)	$(0.27)

Pro forma	$(0.02)	$(0.10)	$(0.14)	$(0.39)

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

     Information regarding the Company’s intangible asset is as follows (in thousands):

	At September 30, 2003			At December 31, 2002

	Carrying	Accumulated		Carrying	Accumulated
	Amount	Depreciation	Net	Amount	Depreciation	Net

Purchased technology	$5,052	$(5,014)	$38	$5,052	$(4,569)	$483

     For the nine months ended September 30, 2003 and 2002, amortization of purchased technology was $445,000 and $1,246,000, respectively. The estimated amortization for subsequent years is as follows as of September 30, 2003 (in thousands):

Amortization
Expense

Remainder of year ending December 31, 2003	$10
Year ended December 31, 2004	28

Total	$38

Note 6 — Segment Reporting

     In the three and nine months ended September 30, 2003 and 2002, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States for the three and nine months ended September 30, 2003 and 2002 and had no significant long-lived assets deployed outside the United States at September 30, 2003.

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

     In November 2002, the EITF reached a consensus on the Issue No. 00-21, Accounting for Revenue Arrangements With Multiple Deliverables (EITF Issue No. 00-21). The EITF concluded that revenue arrangements with multiple elements should be divided into separate units of accounting if the deliverables in the arrangement have value to the customer on a standalone basis, if there is objective and reliable evidence of the fair value of the undelivered elements, and as long as there are no rights of return or additional performance guarantees by the seller. The provisions of EITF Issue No. 00-21 are applicable to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company has determined the provisions of EITF Issue No. 00-21 will not have an impact on its operating results or financial condition.

Footnote 8 — Contingencies

     In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. The Company is currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of its services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, the Company currently estimates that as of June 30, 2004 the Company will have approximately 11,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use the Company’s services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. The Company does not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, the Company does not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on its financial results.

     In its Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its Cellular Digital Packet Data network at the end of 2005. We estimate that as of December 31, 2005 we will have 5,000 subscribers in their initial contract periods that are then using Verizon Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of Verizon Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our historical and future losses, operating results and profitability, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Form 10-Q, in our annual report on Form 10-K/A for the year ended December 31, 2002 (No. 000-31511), filed on July 29, 2003, and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K/A for the year ended December 31, 2002, and in our other filings with the SEC.

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

     From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide mobile resource management services. In the second half of 1998, we introduced FleetASAP, now called GeoManager, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet along with integrated transaction processing and software applications, to enable companies to efficiently manage their mobile resources. Subsequent to the introduction of FleetASAP, we have introduced a number of additional services, including GeoManager, Pocket Edition; @Road Pathway; RoadREPORT; and RoadFORCE; and features to our services.

     Our services provide current and historical data relating to a customer’s mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views themselves to help achieve compliance with their internal business rules. Customers can choose to have reports delivered on a pre-scheduled basis, or they can submit queries to our databases to create reports and views on demand. Customers can also download reports to manipulate and store data as desired. Mobile resource data are typically stored by us for 14 days, unless the customer purchases our extended data storage services.

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

     To date, we have not sold our services outside the United States and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2004. From 1998 through 2002, no single customer or group of related customers comprised 10% or more of total revenues. For the nine months ended September 30, 2003, one customer, Verizon Communications, represented 16% of total revenues.

     Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. Other than the three months ended September 30, 2003, we have incurred losses in each quarter since inception and may incur net losses in the future. At September 30, 2003, we had an accumulated deficit of $118.3 million. Our limited operating history makes it difficult to forecast future operating results. Even though we achieved profitability for the three months ended September 30, 2003, we may not sustain or increase profitability on a quarterly or annual basis.

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

     In its Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its Cellular Digital Packet Data network at the end of 2005. We estimate that as of December 31, 2005 we will have 5,000 subscribers in their initial contract periods that are then using Verizon Wireless' Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of Verizon Wireless' Cellular Digital Packet Data network will have a material adverse impact on our financial results.

Critical accounting policies

     Financial Reporting Release No. 60, which was released by the SEC in January 2002, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 1 of the Notes to the Consolidated Financial Statements in our annual report on Form 10-K/A for the year ended December 31, 2002 (No. 000-31511) is a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

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

     Through September 30, 2003, our services have been available only by using our platform or a location- or wireless application protocol-enabled mobile telephone. Accordingly, through September 30, 2003, service revenue, which is composed of monthly fees, was recognized ratably over the minimum service contract period, which commenced (a) upon installation where customers have installed our platform in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our services with a location-enabled mobile telephone.

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

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2003 and 2002

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Service revenue	$13,113	$8,657	$35,851	$23,865
Cost of service revenue (excluding intangibles amortization included below)	3,782	3,440	11,840	9,974
Intangibles amortization	11	418	445	1,246
Stock compensation - cost of service revenue	2	7	9	18

Total cost of service revenue	3,795	3,865	12,294	11,238

Service gross margin	$9,318	$4,792	$23,557	$12,627

Service gross margin percentage	71%	55%	66%	53%

Service revenue

     Service revenue increased 51% and 50% for the three months and nine months ended September 30, 2003 from the same periods in 2002, as a direct result of the growth in our installed base of subscribers to our services. Subscribers were 117,000, 109,000, and 90,000, at September 30, 2003, June 30, 2003, and December 31, 2002, respectively; subscribers were 84,000, 77,000, and 66,000 at September 30, 2002, June 30, 2002, and December 31, 2001, respectively. In addition to subscriber growth, our service revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for products and services is tempered because revenues from new pricing are layered on top of revenues from existing subscribers. Price changes did not have a material impact on service revenue between periods. Achieved average monthly revenue per subscriber was approximately $38.68 for the three months ended September 30, 2003, up from $35.85 for the same period in 2002. Of the increase, approximately $0.92 was related to adoption of additional service capabilities and features by subscribers. The remaining increase of approximately $1.91 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing customers. Achieved average monthly revenue per subscriber was approximately $38.49 for the nine months ended September 30, 2003, up from $35.36 for the same period in 2002. Of the increase, approximately $0.93 was related to adoption of additional service capabilities and features by subscribers. The remaining increase of approximately $2.20 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing customers.

Cost of service revenue (excluding intangibles amortization)

     Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are composed of costs associated with connecting our services to wireless networks and the Internet and royalty and subscription fees paid to others. Support and other delivery costs include such expenses as employee salaries and related expenses and depreciation of our data centers. Cost of service revenue increased to $3.8 million from $3.4 million for the three months ended September 30, 2003 and 2002, respectively. The increase in cost of service revenue resulted from an increase of $364,000 in direct service delivery expenses, consistent with growth in our installed base of subscribers, and an increase in employee-related costs of $171,000. These increases were offset by a reduction in depreciation expense of $220,000 as certain assets became fully depreciated. Cost of service revenue increased to $11.8 million from $10.0 million for the nine months ended September 30, 2003 and 2002, respectively. This increase in cost of service revenue resulted from increases in direct service delivery expenses of $1.7 million and in employee-related costs of $508,000. The increases are consistent with growth in our installed base of subscribers and were offset by a reduction in depreciation expense of $379,000 as certain assets became fully depreciated. Cost of service revenue headcount increased to 84 from 60 at September 30, 2003 and 2002, respectively. We believe that headcount increases during the next 12 months will be moderate. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a slower rate than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenue will be greater than the growth in cost of service revenue as we continue to add subscribers.

Service gross margin

During the three and nine months ended September 30, 2003 and 2002, service gross margins improved to 71% from 55% and to 66% from 53%, respectively, as a result of increased service revenue, associated with growth in our installed base of subscribers, and a smaller increase in overall cost of service revenue, including intangibles amortization. Average subscribers increased 40% and 38% for the three and nine months ended September 30, 2003 compared to the same periods in the prior year. Cost of service revenue includes fixed indirect expenses and, therefore, generally increases at rates slower than the growth in our installed base of subscribers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Product revenue	$3,503	$2,659	$10,275	$7,609
Cost of product revenue (excluding intangibles amortization included below)	5,249	4,265	15,078	12,015
Stock compensation - cost of product revenue	11	25	25	81

Total cost of product revenue	5,260	4,290	15,103	12,096

Product gross deficit	$(1,757)	$(1,631)	$(4,828)	$(4,487)

Product gross deficit percentage	-50%	-61%	-47%	-59%

Product revenue

     Product revenue increased 32% and 35% for the three and nine months ended September 30, 2003, respectively, from the same periods in 2002. This growth is consistent with the growth in our installed base of subscribers. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases as well. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost will be complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue will grow more slowly than service revenue.

Cost of product revenue

     Cost of product revenue consists of the cost of the Internet Location Manager, Internet Data Terminal, ruggedized personal digital assistant and related parts; costs associated with the final assembly, test, provisioning, delivery and installation of our products; and other costs such as provisions for inventory and repair costs. Historically, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Generally, we expect the selling prices of our products to be approximately equal to or exceed the product costs in future periods. The impact of selling products below our cost on future cash flow from operations is expected to be minimal. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably increases. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost is complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue and cost of product revenue will grow more slowly than service revenue.

     Cost of product revenue rose to $5.2 million for the three months ended September 30, 2003 from $4.3 million for the same period in 2002. The increase in cost of product revenue resulted from an increase in product repair and refurbishment costs of $397,000, an increase in provisions for inventory valuation of $396,000, and an increase in deferred product cost recognized during the period of $194,000. Cost of product revenue rose to $15.1 million from $12.0 million for the nine months ended September 30, 2003 and 2002, respectively. The increase in cost of product revenue resulted from a $1.2 million increase in deferred product cost recognized during the period as well as increases in product repair and refurbishment costs of $1.1 million.

Product gross deficit

     During the three and nine months ended September 30, 2003 and 2002, product gross deficit improved to (50)% from (61)% and to (47)% from (59%), respectively. Increases in product revenue from deferrals associated with the growth in our installed base of subscribers were greater than the related increases in product costs from deferrals. Other costs, including repair expenses, provisions for inventory valuation and the loss recognized on the excess of product cost over product revenue also increased between the three and nine months ended September 30, 2003 and 2002. While we expect the selling prices of our products to be approximately equal to or to exceed product costs in future periods, after considering other costs, such as those described in “Cost of product revenue” above, we do not expect to generate significant product gross margin during the next twelve months.

Sales and marketing expenses

     Sales and marketing expenses consist of employee salaries, sales commissions and marketing and promotional expenses. Sales and marketing expenses increased to $2.9 million for the three months ended September 30, 2003 from $2.4 million for the same period in 2002. The increase was attributed to higher employee-related costs of $342,000, a result of a higher average sales and marketing headcount during the period, and increases in sales commissions of $122,000, associated with additions to our installed base of subscribers. Sales and marketing expenses increased to $8.3 million for the nine months ended September 30, 2003 from $8.0 million for the same period in 2002. The increase resulted from increases in sales commissions of $429,000, related to increased subscriber additions over the prior year, and increased employee-related costs of $404,000, resulting from a higher average sales and marketing headcount during the period. These increases were offset in part by decreases in travel expenses of $178,000 and decreases in depreciation of $174,000, as certain assets became fully depreciated. Sales and marketing headcount decreased to 81 at September 30, 2003 from 83 at September 30, 2002. We expect sales and marketing expenses to increase during the next twelve months as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and development expenses

     Research and development expenses consist of employee salaries and costs related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased to $1.4 million for the three months ended September 30, 2003 from $1.5 million for the same period in 2002. This decrease was the result of a $76,000 decline in depreciation expense as certain assets became fully depreciated. Research and development headcount decreased to 57 at September 30, 2003 from 61 at September 30, 2002. Research and development expenses declined to $4.0 million for the nine months ended September 30, 2003 from $4.5 million for the same period in 2002. This decrease was the result of a reduction in depreciation expense of $199,000, as certain assets became fully depreciated, decreases in employee salaries and costs of $189,000, associated with a reduction in average research and development headcount, and a decrease of $155,000 in indirect allocated costs. We anticipate, however, that research and development expenses will increase in future periods as we develop and introduce new products and services, including modest increases in consultant and employee-related expenses associated with those introductions.

General and administrative expenses

     General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting and the provision for doubtful accounts. General and administrative expenses increased to $2.2 million for the three months ended September 30, 2003 from $1.9 million for the same period in 2002. The increase was the result of increases in professional fees of $140,000, higher employee-related costs of $124,000, resulting from an increase in average general and administrative headcount during the period, and increases in general operating expenses such as insurance, subscriptions and bank fees of $52,000. General and administrative expenses increased to $6.8 million for the nine months ended September 30, 2003 from $6.7 million for the same period in 2002. The increase was due to professional fees of $274,000, increases in tax provisions related to estimated sales and use tax liabilities of $200,000 and employee-related costs of $114,000. These increases were offset by a decrease in the provision for doubtful accounts of $493,000. General and administrative headcount increased to 51 at September 30, 2003 from 48 at September 30, 2002. We believe that general and administrative expenses, other than the provision for doubtful accounts, will increase during the next twelve months as we incur such expenses in anticipation of the growth of the business and increased costs of operating as a public company.

Intangibles amortization

     Intangibles amortization relates to the intangible assets, purchased technology, that are being amortized over estimated useful lives of two to three years.

Stock compensation expense

     Deferred stock compensation related to stock option grants to employees and consultants was $30,000 at September 30, 2003. Deferred stock compensation is amortized on an accelerated basis over the vesting period of individual awards. Amortization expense of deferred stock compensation decreased to $154,000 from $380,000 and to $441,000 from $817,000 for the three and nine months ended September 30, 2003 and 2002, respectively.

Interest income (expense), net

     Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments and interest expense relates to the short-term financing of insurance costs. Interest income net of interest expense decreased to $151,000 from $202,000 and decreased to $436,000 from $656,000 in the three and nine months ended September 30, 2003 and 2002, respectively. The decreases resulted from lower interest rates on invested balances.

Other income (expense), net

     During the three and nine month periods ended September 30, 2003 and 2002, other expense consisted primarily of net foreign currency exchange gains related to our subsidiary in India.

Income taxes

     Since inception, we have incurred net losses for federal and state tax purposes. Except for minimum state income and franchise taxes, we have not recognized any tax provision or benefit.

Net income (loss)

     Net income (loss) increased to $1.1 million from $(2.8) million for the three months ended September 30, 2003 and 2002, respectively. Net loss decreased to $435,000 for the nine months ended September 30, 2003 from

$12.2 million for the same period in 2002. Our operating costs increased to $15.7 million from $14.3 million for the three months ended September 30, 2003 and 2002, respectively, and increased to $47.0 million from $43.3 million for the nine months ended September 30, 2003 and 2002, respectively. The impact of this increase in expenses was accompanied by an increase in revenues to $16.6 million from $11.3 million for the three months ended September 30, 2003 and 2002, respectively, and an increase in revenues to $46.1 million from $31.5 million for the nine months ended September 30, 2003 and 2002, respectively.

     We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2003, we had $98.4 million of cash and cash equivalents and $2.0 million of restricted short-term investments. We held no available-for-sale securities at September 30, 2003.

     We currently have a $2.0 million revolving line of credit facility against which there were no borrowings as of September 30, 2003. The line, against which letters of credit have been issued, is collateralized by a restricted certificate of deposit of $2.0 million. There are two letters of credit outstanding under this revolving line of credit at September 30, 2003 totaling $734,000 and expiring October 29, 2003 and December 31, 2003. This credit facility expires in November 2003.

     Net cash provided by (used in) operating activities was $5.3 million and $(6.1) million for the nine months ended September 30, 2003 and 2002, respectively. This improvement in net cash provided by (used in) operating activities was primarily attributed to net income, net of non-cash expenses and charges (depreciation and amortization, loss on disposal of property and equipment, amortization of deferred stock compensation, provision for inventory reserves and provisions for doubtful accounts and sales returns) of $2.9 million for the nine months ended September 30, 2003 versus a net loss of $5.7 million on the same basis for the nine months ended September 30, 2002. Cash provided by operating activities during the nine months ended September 30, 2003 also increased in comparison to the prior year period due to decreases in accounts receivable and inventory. Improvements in accounts receivable collections as compared to increases in customer billings also contributed to increased operating cash flows in the nine months ended September 30, 2003 compared to the same period in the prior year.

     At September 30, 2003 approximately $1.1 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of September 30, 2003 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. Deferred product costs are recorded at the time of shipment and deferred product revenue is recorded at the time of installation. As a result, deferred product costs will generally exceed deferred revenue as we continue to grow our business. At September 30, 2003, total deferred product costs of $18.1 million exceeded total deferred revenue by $2.5 million.

     Net cash used in investing activities during the nine months ended September 30, 2003 was $576,000 and primarily resulted from purchases of $1.1 million of property and equipment, offset in part by the sale of restricted short-term investments and changes in other assets. Net cash used in investing activities during the nine months ended September 30, 2002 was $580,000 and resulted from purchases of $445,000 of property and equipment and changes in other assets.

     Net cash provided by financing activities was $58.0 million and $1.7 million for the nine months ended September 30, 2003 and 2002, respectively. Cash provided was attributed to proceeds from the sale of common stock of $56.1 million and $1.2 million and proceeds from payments on notes receivable issued to stockholders of $2.0 million and $554,000 for the nine months ended September 30, 2003 and 2002, respectively.

     We believe that our cash and cash equivalents will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for at least the next eighteen months. If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to obtain a larger credit facility or to sell additional equity or debt securities, which may not be available on commercially reasonable terms or at all, and which could dilute existing stockholders.

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

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•	changes in the market for mobile resource management services;

•	delays in market acceptance or implementation by customers of our services;

•	changes in length of sales cycles of or demand by our customers for existing and additional services;

•	changes in the productivity of our distribution channels;

•	introduction of new services by us or our competitors;

•	changes in our pricing policies or those of our competitors or suppliers;

•	changes in our mix of sources of revenues;

•	general economic and political conditions;

•	wireless networks, positioning systems and Internet infrastructure owned and controlled by others; and

•	any need to migrate to new wireless networks, which could cause our products to be incompatible with new wireless networks or out of date.

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

If, pursuant to its announcement, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in 2004, we may lose subscribers and our revenues could decrease.

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

If, pursuant to its announcement, Verizon Wireless ceases to operate its Cellular Digital Packet Data network by the end of 2005, we may lose subscribers and our revenues could decrease.

Verizon Wireless has indicated that it expects to cease operating its Cellular Digital Packet Data network by the end of 2005. If the termination of Verizon Wireless’ Cellular Digital Packet Data network disrupts our ability to deliver services to certain of our customers, our revenues would decrease and customer satisfaction would suffer.

If wireless carriers on which we depend for service decide to abandon or do not continue to expand their wireless networks, we may lose subscribers and our revenues could decrease.

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

If one or more of the agreements we have with wireless carriers is terminated and as a result we are unable to offer services to our customers within a carrier’s coverage area, we may be unable to deliver our services, we may lose subscribers, and our revenues could decrease.

Our existing agreements with wireless carriers may in some cases be terminated upon as little as 15 days’ written notice or immediately upon the occurrence of certain conditions. In connection with ceasing operation of their Cellular Digital Packet Data networks, AT&T Wireless and/or Verizon Wireless may seek to terminate or not to renew their contracts for Cellular Digital Packet Data service with us. If one or more of our wireless carriers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers in that coverage area.

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

We have historically incurred losses and we may incur losses in the future.

Other than for the three months ended September 30, 2003, we have not been profitable. At September 30, 2003, we had an accumulated deficit of $118.3 million. To become profitable and sustain profitability, we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. To facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and may continue to experience, negative gross margins on the sale of our hardware. Changes such as increases in our pricing for products and services or the pricing of competing products and services may harm our ability to increase sales of our products and services to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

Due to our limited operating history, it is difficult to predict future operating results or our stock price.

An evaluation of our business is difficult because we have a limited operating history. We commenced operations in July 1996 and commercially offered our first services in the second half of 1998. We may not continue to achieve profitability or continue to grow. We face a number of risks encountered by companies in the mobile resource management market, including:

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

The market for our services is competitive and is expected to become even more competitive in the future. Our customers evaluate our services and those of our competitors primarily on the basis of the functionality, ease of use, quality, price, geographic coverage of services and corporate financial strength. As the demand by businesses for mobile resource management services increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing services, to offer some or all of the services we offer or may offer in the future, or to offer new services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, Global Positioning System, software applications, transaction processing and Internet solutions, including access devices developed internally or through captive suppliers. If we are unable to compete successfully, it may harm our business, which in turn may limit our ability to acquire or retain subscribers, resulting in a loss of market share and revenues. We face competition from a number of different business productivity solutions, including:

•	solutions developed internally by our prospective customers’ information technology staffs;

•	discrete means of communication with mobile workers, such as pagers, two-way radios, handheld devices and wireless telephones;

•	solutions targeted at specific vertical markets, such as services offered by Qualcomm that monitor assets in the long-haul transportation sector; and

•	solutions offered by smaller market entrants.

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

Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with expertise in wireless communications, Global Positioning Systems, hosted software applications, transaction processing and the Internet. Competitors and others have in the past, and may attempt in the future, to recruit our employees. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

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

As of November 3, 2003, a limited number of stockholders own approximately 35.4% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of November 3, 2003, approximately 35.4% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

     We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 and provides research and development and customer service activities. We hold fixed-price agreements denominated in U.S. dollars with certain foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Sierra Wireless, in Canada, provides a modem for the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System receiver chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 1 percent.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     In the third quarter of 2003, we completed a public offering of 4,000,000 shares of newly issued common stock, and an additional 2,500,000 shares of common stock from certain selling stockholders, at a public offering price of $14.00 per share. We received from the offering, after underwriting discounts and selling expenses, net proceeds of approximately $51.9 million. We intend to use the net proceeds for capital expenditures, working capital and other general corporate purposes. We may use a portion of the net proceeds to acquire complementary products, technologies or businesses. The managing underwriters for the offering were UBS Securities LLC, U.S. Bancorp Piper Jaffray, Inc., Needham & Company, Inc. and Raymond James & Associates, Inc.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

(b)	The Company filed the following reports on Form 8-K during the three months ended September 30, 2003:

•	A current report on Form 8-K was filed on July 3, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on July 3, 2003 pursuant to Item 5 (Other Events and Regulation FD Disclosure) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

•	A current report on Form 8-K was filed on July 24, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure), as amended on Form 8-K/A filed on July 28, 2003.

•	A current report on Form 8-K was filed on August 20, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on September 4, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT ROAD, INC.

By: /s/ Thomas C. Hoster

Thomas C. Hoster
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 14, 2003

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.