Form 10-K
period 2003-12-31
AT ROAD INC
filed 2004-03-12
CIK 1109537

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $297,962,137 as of June 30, 2003, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     There were 53,838,699 shares of the registrant’s Common Stock issued and outstanding as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the registrant’s 2004 annual meeting of stockholders.

      Except for the historical information contained in this Report, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, fluctuations in quarterly results, our limited operating history, the infancy of the mobile resource management industry where there is no established market for our products and services, our ability to adapt to rapid technological change, our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others and general economic and political conditions. Further information regarding these and other risks is included in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).

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

PART I

Item 1.	Business

Overview

      We are a leading provider of mobile resource management services, a rapidly growing category of business productivity solutions that enable the effective management of mobile resources. We market and sell our services to a broad range of customers in the United States and Canada that vary in size, geographic location and industry. In 2003, our largest customers based on revenues were Verizon Communications, Waste Management and Qwest Communications. We have grown our subscriber base from approximately 35,000 subscribers as of December 31, 2000 to approximately 125,000 subscribers as of December 31, 2003.

The @Road Solution

      Our mobile resource management (“MRM”) services allow customers to improve productivity by enabling the effective management of the activities of their mobile workers and assets and their goods and services. In addition, our services allow customers to increase the utility of their mobile resources and decrease costs of operations by facilitating business processes, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field. Our services also provide location, reporting, dispatch, messaging, and other management services and are designed to be easy to implement and use. Our customers can manage their mobile workers in several ways, including by logging onto our website, receiving their data directly into their existing software applications, using any wireline or wireless telephone to access our speech-to-text voice portal or requesting information from our data centers using application programming interfaces.

      Our services are built on our LocationSmart technology platform, an end-to-end solution that seamlessly combines wireless communications, Global Positioning System (“GPS”) technology, hosted software applications and Internet technologies. The information technology infrastructure and network application software used in our LocationSmart technology platform reside at our co-located data centers in Virginia and California. Because we host our services, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as hardware, software and data networking equipment, to use our services. The LocationSmart technology platform is depicted in Figure 1.

@Road LocationSmart Technology Platform

Figure 1

      Our service delivery architecture is designed to serve a growing number of subscribers with increasing data transmission volumes without compromising performance, delivery times or data accuracy. Because key technology components of our solution can be expanded to accommodate additional users, as in the case of wireless networks or the Internet, or are designed to accommodate a practically unlimited number of users, as in the case of GPS, we believe that we can support a significantly expanding customer base. With the addition of our services that run on a location- or wireless application protocol-enabled mobile telephone, a customer can easily expand the deployment of our services to existing or new handsets.

      We believe that customers use return on investment as a primary selection criterion when evaluating MRM solutions. We believe that benefits of our services that drive a rapid return on investment for our customers include the following:

•	Improved productivity of mobile resources. Customers use location, personalized mapping landmarks and path sequencing features to maximize the time spent completing work orders in the field and minimize non-productive time. Customers also monitor the progress of jobs in the field and re-allocate resources to better meet project deadlines. Customers measure improvements in their mobile workers’ productivity from using our services in many ways, including by an increase in the number of jobs a mobile worker can complete per day or by an increase in revenue earned by a mobile worker per day.

•	Decreased costs of operations of mobile resources. Customers use our two-way communications services for low-cost transmission of completed business forms, signature verification and messaging. Customers also use our services to automatically monitor and schedule maintenance activities for assets in the field. Customers measure decreases in their costs from using our services in many ways, including by a decrease in the cost of having a mobile worker in the field or by a decrease in the cost of insuring mobile workers and assets.

•	Improved efficiency of a customer’s overall operations. Customers use our services to capture timekeeping, workflow and inventory information in the field. This information can be delivered directly to our customers’ existing software applications or downloaded from our website and imported into a payroll or customer invoicing system. These services can minimize the need for back-office data entry services, minimize data entry errors and accelerate invoicing processes. Customers measure improvements in their efficiency from using our services in many ways, including by a decrease in costs of general and administrative expenses and by a reduction in days sales outstanding of accounts receivable.

•	Improved responsiveness to our customers’ customers. Customers use location and workflow information to update our customers’ customers about pending work orders or deliveries. Our customers also use our location-on-demand feature to assign a pending work order to the closest or best-equipped mobile worker to provide the quickest response that meets the end-customer’s demands. Customers enhance their customer relationship management operations by accessing stored information about end-customers, including workflow data records, audit trails of mobile worker messages, and daily mobile worker activity data. Customers measure improvements in their responsiveness from using our services in many ways, including by a reduction in aged receivables and by an improvement in internal customer satisfaction indexes.

      In addition, we offer multi-year subscription contracts that allow our customers to pay us on a monthly basis and minimize upfront cash commitments. We believe a monthly payment subscription model further accelerates a customer’s return on investment in our services.

Strategy

      We believe that leaders in the MRM market are evaluated on a number of criteria, including size, technology leadership, financial strength, strength of customer base, strategic relationships with wireless carriers and management experience. We believe that based on these criteria, we are a leader in the MRM market. Our objective is to enhance our leadership position in the MRM market. Key elements of our strategy are:

•	Further penetrate vertical markets in which we have or are developing leading reference customers. We have developed a relationship with leading companies in some vertical markets, such as telecommunications, construction and facilities/waste management. We are leveraging our relationships with these customers and our knowledge of their MRM needs to attract other potential medium- to large-sized customers in these markets. In other vertical markets, we intend to replicate the model of deploying our services with a leading reference customer and leveraging this relationship and our MRM market expertise to attract other customers in those markets.

•	Create new value-added services for our customers. We will continue to add new features and functionality to our services and develop new platforms that take advantage of advances that are being made in wireless communications. We expect to continue to release new features that synthesize the information currently retrieved by our existing services and which arise from working closely with our customers. We expect some of these features to be incorporated into our services as free enhancements, while others will be offered for additional fees. We intend to continue to use our capabilities in the U.S. and our wholly-owned subsidiary in India to help develop and support new features and functionality for our services. In addition, we are continuing to develop an open platform architecture to allow our customers and partners to integrate third-party applications with our services.

•	Expand our services internationally. We intend to identify new geographic markets for which our services and our LocationSmart technology platform satisfy evolving customer demands. We believe that leveraging our technology leadership position, our broad experience with customers in the United States and Canada and the distribution resources of established vendors and wireless carriers will help us to establish customer awareness and acceptance of our services in international markets.

•	Acquire complementary businesses and technologies. We intend to supplement our subscriber base, revenue and service offerings by selectively acquiring complementary businesses and technologies.

We continually evaluate opportunities to accelerate our growth and broaden our market share in the United States and abroad.

@Road Service Offerings

      Our current family of MRM services includes GeoManager, GeoManager Pocket Edition, @Road Pathway, RoadREPORT, RoadFORCE and ConnectBusiness. Together, these service offerings are designed to meet the needs of customers in a variety of vertical markets, including telecommunications, field service, construction, facilities/waste management, freight and passenger transportation, courier/delivery, distribution, security, cable/broadband and utilities.

      Our services provide current and historical data relating to a customer’s mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views themselves to help achieve compliance with their internal business rules. Customers can choose to have reports delivered on a pre-scheduled basis, or they can submit queries to our databases to create reports and views on demand. Customers can also download reports to manipulate and store data as desired. Mobile resource data is typically stored by us for 14 days, unless the customer purchases our extended data storage service.

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

      The following table describes our current family of MRM services, selected features and enhancements of these services and platforms that operate with those services:

@Road-Supported
Service	Description	Selected Features and Options	Platforms

GeoManager	Flagship service designed to provide detailed mobile resource management for customers in all of our markets. Provides services on a hosted basis using a web browser on demand, continuously streamed to customer applications or by providing connections to other applications with application programming interfaces (APIs).	▶ DirectData— continuous streaming of subscriber data to customer applications

▶   Two-Way Communications— text messaging and storage using multiple devices

▶   Exception Services—alerts and reports identifying incidents where mobile workers meet or exceed customer-defined business rules

▶   MobileForms—conduct business transactions, signature capture and document workflow in the field using a ruggedized personal digital assistant

▶   Voice Solutions—speech-to-text translation engine for oral and text messaging

▶ Mapping—provides automatic geocoding of location data and configurable map views

GeoManager, Pocket Edition	Provides much of the same functionality as the GeoManager service. Runs a java application on a location-enabled wireless telephone.	▶ DirectData ▶ Field Landmarking— subscribers can use wireless telephones to generate location-specific icons for use with mapping, reports and other features ▶ Mapping

@Road Pathway	Provides customers a cost- effective, entry-level MRM solution using a location- enabled wireless telephone.	▶ Activity Reports— detailed reporting of individual mobile workers and groups ▶ Ping— locate workers in the field on demand using any web browser ▶ Mapping

RoadREPORT	Provides detailed historical reporting of mobile resources and their activities. Cost-effective solution for companies in all of our markets that do not need current information from the field.	▶ Multiple Report Retrieval Methods— reports are accessible using a web browser or can be delivered by email or file transfer protocol

▶ Advanced Reports Scheduling— customers can configure reporting formats and delivery times in advance

@Road-Supported
Service	Description	Selected Features and Options	Platforms

RoadFORCE	Provides companies with mobile professionals detailed information about their teams’ activities. Available in two modules, one focused on managing a mobile staff and one focused on managing company assets.	▶ Productivity Reports ▶ Customer Call Reports ▶ Personal/ Business Mileage Management

ConnectBusiness	Provides project managers in construction and related industries an application for managing contractors, remote workers and multiple job sites. Data is available over the Internet using a web browser. Uses any wireless application protocol (WAP) enabled mobile telephone to send and receive data from our data centers.	▶ Project Management Module ▶ Timekeeping ▶ Two-Way Communications ▶ Easy Import into Accounting, Project Management and other Applications

We believe the following features and benefits of each of our services provide a variety of competitive advantages over other solutions:

•	Cost-effective. Our services are cost-effective for our customers because we utilize existing infrastructure, such as the Internet and wireless networks, developed by other companies, and GPS technology developed by the U.S. government. Our customers are not required to make substantial capital investment because our services can be deployed on an existing location- or wireless application protocol-enabled mobile telephone, customer data and our software reside at our data centers, and our services can be accessed by using the Internet or any wireline or wireless telephone.

•	Ease of implementation. The implementation of our services is designed to be quick and easy for our customers. When deploying our services using a location- or wireless application protocol-enabled mobile telephone as the hardware platform, customers install a software program on the telephone. Once launched, this software program communicates with our data centers, and the customer deployment is complete. When deploying our services using an Internet Location Manager, an optional Internet Data Terminal device or a ruggedized personal digital assistant as the hardware platform, we install this hardware in the customer’s vehicles. As our customers grow, they can install software on additional mobile telephones or our hardware platform in additional vehicles to continue to expand their use of our services.

•	Ease of use. Our services are designed to be deployed as end-to-end solutions. That is, a customer does not incur incremental information technology costs associated with the deployment or use of our services. Our services are designed to be available over the Internet and by telephone 24 hours a day, seven days a week, with the exception of scheduled maintenance. Our user interfaces, including those used with the Internet, mobile telephones, Internet Data Terminals and our ruggedized personal digital assistant, are designed to be intuitive and easy to use, require minimal training and be modified by the customer to meet each customer’s particular requirements. Additionally, our DirectData service streams customer data directly to a customer’s existing software applications, and the business intelligence arising from use of our services with a customer’s existing operations models enables a customer to maximize the value of its existing investments in information technology and productivity solutions.

•	Ease of maintenance. We host and maintain all the services we provide. We also manage the wireless network and Internet connections between and among the platforms in the field, our data centers and the Internet. Additionally, we implement service and software upgrades centrally at our data centers and remotely to the platforms in the field over the same wireless connection used to transmit mobile resource information. For these reasons, customers benefit from enhancements to our services while avoiding information technology and infrastructure maintenance expenses and the daily interruption of the operations of their mobile resources.

•	Wireless data connectivity. Our services operate with a number of wireless networks offered by some of the largest wireless carriers in the United States and Canada including: General Packet Radio Services, Code Division Multiple Access 1XRTT, Integrated Digital Enhanced Network and Cellular Digital Packet Data. With our wireless carrier partners, we deliver services in more than 200 of the top metropolitan statistical areas in the United States and Canada. Subject to a customer’s preferences, we typically configure our services with the most cost-effective and efficient wireless network available in the customer’s geographic area of operations. In some cases, a single customer with geographically disperse operations may receive services that seamlessly use more than one wireless network. Wireless network configuration typically occurs in the background and does not require significant time or effort of the customer.

•	Store-and-forward functionality. Our services are designed to address common geographic limitations and network difficulties associated with wireless networks. When a subscriber travels outside a wireless network’s coverage area, the Internet Location Manager or mobile telephone, as the case may be, continues to collect and stores up to five days of information. These data are transmitted to our data centers when the subscriber returns to the wireless coverage area. Our services are designed to be tolerant of wireless network difficulties and to have the ability to confirm receipt of data from the field and re-transmit data when errors are detected.

•	Robust reporting and mapping capabilities. Our services offer customers comprehensive, detailed reporting of workforce activity, either individually or for all or a selected group of a customer’s mobile resources. Reports can be formatted by customers and downloaded for additional sorting and analysis. A customer’s preferences are stored at our data centers and can be modified by the customer at any time to meet its changing needs. The current and past locations of each subscriber can be displayed on a map, making monitoring simple. Map views can be personalized by customers to graphically display different information about their mobile resources, including locating positions on maps by address or customer-defined landmarks.

•	Location by Global Positioning System. Our services use the Global Positioning System to determine the location of a mobile resource. We believe GPS technology is more reliable than other positioning technologies because of its proven accuracy, the large number of deployed satellites and its ability to determine location regardless of velocity and altitude. The Global Positioning System uses pre-existing infrastructure developed by the U.S. government, which minimizes our costs of service delivery.

•	Communications capabilities. Our customers may enhance their field operations by using our two-way communications services. These services operate using either a wireless telephone or the Internet Location Manager with our optional Internet Data Terminal. These services enable our customers to communicate regularly and quickly with mobile workers. While the services permit free-text messages, they also enable customers to pre-program a set of messages that can be transmitted with the push of a button to minimize distractions in the field. Messages are stored at our data centers, and are accessible by our customers using a web browser. Customers can use the message database for customer relationship management, proof of service, auditing and minimizing the occurrence of lost change orders, missed appointments or other communications.

Customers

      We market and sell our services to a broad range of customers in the United States and Canada that vary in size, geographic location and industry. The number of mobile resources enabled with our services has grown from 135 as of December 31, 1998 to approximately 125,000 as of December 31, 2003. We categorize a customer in a small-, medium- or large-sized customer group by reference to the total number of subscribers to our services for that customer. Small-sized customers have less than 30 subscribers, medium-sized customers have 31 to 750 subscribers and large-sized customers have more than 750 subscribers. Currently we have customers in the following industries:

• Telecommunications	• Courier/Delivery
• Field Service	• Distribution
• Construction	• Security
• Facilities/ Waste Management	• Cable/Broadband
• Freight and Passenger Transportation	• Utilities

      In 2003, one customer, Verizon Communications, represented 17% of total revenues. No other customers comprised 10% or more of total revenues. In 2002 and 2001, no single customer or group of related customers comprised 10% or more of total revenues.

Research and Development

      We concentrate our research and development activities on services and platform engineering. Our U.S. research and development activities are supplemented by resources and personnel at our subsidiary in India. To enhance our existing services and to introduce new services to our existing and potential customers, we focus on the following key areas:

•	Services. We intend to continue to develop our services by offering new features while enhancing existing features. For example, in March 2003, we launched GeoManager Pocket Edition service, which is designed to deliver our standard mobile resource management application using a location-enabled mobile telephone in lieu of an Internet Location Manager. In July 2003, we launched Electronic Driver Logs service, which eliminates paperwork for mobile workforces and office staff by generating reports by subscriber showing hours worked, hours available and regulatory violations. Also in July 2003, we launched Automated State Mileage Reports service, which enables companies to automatically record how many miles each subscriber has traveled, information that can be used when preparing state-mandated quarterly fuel tax reports. In September 2003, we launched @Road Pathway service, which is designed to provide a cost-effective mobile resource management solution using a location-enabled Nextel Communications cellular telephone.

•	Platform. We intend to continue to develop and release platform upgrades to add new features as well as to enhance existing features. For example, in April 2003, we announced the availability of an Internet Location Manager with AT&T’s wireless General Packet Radio Service network. This new hardware platform enables customers to experience increased data transmission rates, enhanced security capabilities and wide geographic coverage. In June 2003, we announced the availability of an Internet Location Manager with Sprint’s Code Division Multiple Access 1XRTT wireless network. This new hardware platform enables customers to use our services on a third-generation wireless network that enables faster data transmission speeds than older wireless networks.

      We spent $5.4 million, $5.9 million and $7.6 million on research and development activities in the years 2003, 2002 and 2001, respectively. As of December 31, 2003, we had 56 employees in research and development.

Technology

      Our technology efforts focus on creating new services and enhancing the reliability, availability and features of our services while maintaining a scalable and cost effective architecture. Our proprietary technologies are designed to work with technologies from other companies, including our partners, competitors, and other third parties. While we have integrated wireless communications into our services in three ways, including a wireless modem embedded in our Internet Location Manager, an Internet Location Manager tethered to a Nextel Communications cellular telephone and installation of our thin client software application on a location-enabled mobile telephone, our services are designed to operate with a variety of wireless communications protocols and devices. Similarly, although our services utilize our patented GPS chipset, our services have been designed to work with other location technologies. We expect to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective. Our technology efforts focus on the following areas:

•	Wireless technology. Our services currently operate on several wireless networks offered by a number of wireless carriers, including the General Packet Radio Services, Code Division Multiple Access 1XRTT, Integrated Digital Enhanced Network and Cellular Digital Packet Data. One of our objectives is to continue to maintain our technological independence from any one wireless protocol or platform, enabling our customers to communicate with our data centers in the way or ways which best suit their needs.

•	Access and Internet technology. The delivery of our services is complex in part because it involves the continuous collection, storage and processing of data from over one hundred thousand subscribers in the field as well as processing requests from thousands of users accessing our data centers. To manage the throughput of customer information and to deliver our services to our customers, we use secure Internet connections between our data centers and customers accessing our services as well as the wireless networks transmitting customer information. In addition to providing access to our services using any Internet connected computer, we provide access via any wireline or wireless telephone with our speech-to-text interface technology. We also facilitate the integration of customer data collected by our services with a customer’s existing software applications through our DirectData streaming service and application programming interfaces. We plan to further enhance access to customer data and our services by developing additional access methods for customers to obtain their data.

•	Information technology. We have an information technology organization dedicated to maintaining and enhancing our data centers. By managing our services at our data centers, we relieve our customers of the development and operations burden of managing services resulting from the integration of wireless communications, location technologies, hosted software applications, transaction processing infrastructure and Internet technologies. Our data centers are composed of servers co-located in Redwood City, California and Ashburn, Virginia. We maintain variable-speed capacity connections between our data centers and the Internet and dedicated connections to the wireless networks we use. In addition, our data centers automatically replicate customer data on a minute-by-minute basis. In the event of a power failure, our systems would be powered by a backup power supply.

•	Location technology. The Global Positioning System is a worldwide radio-navigation system formed from a constellation of satellites and ground systems that are used as reference points to calculate positions. We have developed a patented GPS chipset and algorithm designed to be optimized for our services. As a result, our Internet Location Manager is designed to determine its location in less time than that which is required by other commercial receivers.

Key Alliances and Relationships

      We will continue to establish relationships with a number of companies to accelerate the adoption of our services. We believe that establishing strategic relationships will facilitate our technological leadership and provide early access to emerging technologies and new customers. Some of our existing relationships include:

•	Wireless carriers. We have established strategic relationships with ALLTEL, AT&T Wireless, Bell Mobility, Cingular Wireless, Nextel Communications, Nextel Partners, Sprint, TELUS Mobility and Verizon Wireless to provide wireless connectivity between our subscribers and the Internet. We contract directly with ALLTEL, AT&T Wireless, Sprint and TELUS Mobility for the provision of wireless communications, which are bundled with our services. With Bell Mobility, Cingular Wireless, Nextel Communications and Nextel Partners our customers have separate contracts for wireless communications with their carrier. With Verizon Wireless, in some geographic areas we bundle our services with wireless communications, and in other areas our customers have separate contracts for wireless communications.

•	Manufacturers. Symbol Technologies manufactures the ruggedized personal digital assistant for use with our services. Orient Semiconductor Electronics manufactures and tests our Internet Location Manager.

Sales and Marketing

      Our sales and marketing objective is to achieve broad market penetration through vertical marketing and targeted sales activities. We currently market and sell our solution through a number of sales channels, including the following:

•	Strategic sales force. We have a team of sales employees focused on marketing and selling our services to large-sized customers. Large-sized customers are defined as customers with greater than 750 mobile resources. This sales force is geographically dispersed throughout the United States near target sales prospects. The sales process with large-sized customers often requires many months of activity, is competitive and typically requires a pilot test of our services.

•	Mid-market sales force. We have a team of sales employees focused on marketing and selling our services to small- and medium-sized customers. This sales force is geographically dispersed throughout the United States where major wireless networks are available. Additionally, our mid-market sales force works with our wireless carrier partners to increase our subscriber base.

•	Inside sales force. We have a team of sales employees focused on marketing and selling our services to small-sized customers. This sales force is located at our headquarters in Fremont, CA. Additionally, our inside sales force works with our direct sales force to increase our subscriber base.

•	Agent sales force. We have a team of employees who manage a network of independent sales agents focused on marketing and selling our services. These independent sales agents are geographically dispersed throughout the United States and Canada. Participants in the agent sales program are compensated for the sale of our services and for the length of time during which a customer is under contract with us. Independent sales agents facilitate sales of our services through their own efforts and work with wireless carrier partners to increase our subscriber base.

•	Wireless carrier partners. Our wireless carrier partners are ALLTEL, AT&T Wireless, Bell Mobility, Cingular Wireless, Nextel Communications, Nextel Partners, Sprint, TELUS Mobility and Verizon Wireless. Certain of these partners market or facilitate sales of our services through their own sales channels and work with our mid-market sales force to increase our subscriber base.

      Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs and product management. These activities include public relations, seminars, direct mail, trade shows, and co-marketing and co-branding with partners.

      As of December 31, 2003, our sales and marketing team consisted of 86 employees.

Competition

      We face strong competition for our services. We compete primarily on the basis of functionality, ease of use, quality, price, service availability, geographic coverage of services and corporate financial strength. As the demand by businesses for mobile resource management services increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing services, to offer some or all of the services we offer or may offer in the future, or to offer new services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, Global Positioning System, software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.

      The market for our services is competitive and is expected to become even more competitive in the future. If we are unable to compete successfully, it may harm our business or increase our sales cycles, resulting in a loss of market share and revenues. We face competition from a number of different business productivity solutions, including:

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

Intellectual Property

      We rely on a combination of patent, trade secret, trademark and copyright laws, and nondisclosure and other contractual restrictions to protect our proprietary technology. As of December 31, 2003, we possessed ten patents, which we believe cover our GPS chipset technology and some of the methods and structures for distributing information over a network as well as applications of those methods, and had approximately 35 patent applications pending in jurisdictions around the world. We have filed numerous additional patent applications to further protect and extend our technology leadership position. Although we have applied for patent protection primarily in the United States, we have filed and intend to continue to file patent applications in other countries where there is a strategic, technological or business justification.

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

Employees

      As of December 31, 2003, we had 314 employees, 276 of whom were located in the U.S. and 38 of whom were located in Chennai, India. We believe relationships with our employees are good.

Item 2.	Properties

      We have offices in Fremont, California and Chennai, India.

		Square		Lease
Location	Ownership	Feet	Primary Use	Expiration

Fremont, CA	Leased	54,000	Corporate headquarters, customer service, engineering	1/31/2005
Fremont, CA	Leased	30,000	Engineering, research and development, data center (6,000 square feet was subleased to a third party under an agreement that expires on March 14, 2004. Upon expiration of the initial term of the sublease, the sublease will continue on a month-to-month basis.)	12/31/2005
Chennai, India	Leased	4,100	Research and development, customer service	11/16/2005

Item 3.	Legal Proceedings

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

	High	Low

Quarter ended March 31, 2002	8.45	4.90
Quarter ended June 30, 2002	8.12	6.13
Quarter ended September 30, 2002	6.25	3.20
Quarter ended December 31, 2002	5.99	3.87
Quarter ended March 31, 2003	6.76	4.34
Quarter ended June 30, 2003	11.73	6.00
Quarter ended September 30, 2003	15.10	10.93
Quarter ended December 31, 2003	15.15	10.98
Quarter ended March 31, 2004 (through February 27, 2004)	16.82	11.92

      At December 31, 2003, there were approximately 106 holders of record of our common stock. This does not include the number of persons whose stock is held in nominee or “street name” accounts through brokers.

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

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Services	$49,561	$33,678	$20,188	$7,919	$612
Product	13,802	10,742	7,262	2,704	294

Total revenues	63,363	44,420	27,450	10,623	906

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	15,711	13,544	12,690	6,414	681
Cost of product revenue	19,770	16,946	13,523	7,865	1,777
Intangibles amortization	455	1,670	1,656	1,239	—
Sales and marketing	11,408	10,746	17,267	15,512	3,530
Research and development	5,379	5,878	7,608	8,893	2,109
General and administrative	9,202	8,616	12,733	10,887	2,129
Restructuring charges	—	—	218	—	—
Stock compensation	467	1,065	3,041	11,664	4,973

Total costs and expenses	62,392	58,465	68,736	62,474	15,199

Income (loss) from operations	971	(14,045)	(41,286)	(51,851)	(14,293)

Other income (expense), net:
Interest income	686	964	2,662	3,243	829
Interest expense	(11)	(15)	(9)	—	(25)
Investment impairment charge		(1,035)	—	—	—
Other income (expense), net	16	(106)	(14)	(215)	—

Total other income (expense), net	691	(192)	2,639	3,028	804

Net income (loss)	$1,662	$(14,237)	$(38,647)	$(48,823)	$(13,489)

Net income (loss) per share:
Basic	$0.03	$(0.31)	$(0.88)	$(3.48)	$(4.88)

Diluted	$0.03	$(0.31)	$(0.88)	$(3.48)	$(4.88)

Shares used in calculating net income (loss) per share:
Basic	49,978	46,134	43,892	14,026	2,763

Diluted	54,282	46,134	43,892	14,026	2,763

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Detail of stock compensation:
Cost of service revenue	$10	$23	$82	$171	$17
Cost of product revenue	25	96	194	479	52
Sales and marketing	25	72	(12)	1,691	501
Research and development	93	322	214	2,686	445
General and administrative	314	552	2,563	6,637	3,958

Total	$467	$1,065	$3,041	$11,664	$4,973

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$103,669	$35,659	$40,164	$69,280	$22,714
Working capital	108,120	45,771	51,300	82,172	38,758
Total assets	139,016	70,550	78,474	111,757	45,174
Total stockholders’ equity	112,128	50,167	60,411	94,766	40,608

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We are a leading provider of mobile resource management (MRM) services, a rapidly growing category of business productivity solutions that enable the effective management of mobile resources. Our MRM services allow customers to improve productivity by enabling the effective management of their mobile workers and assets, and their goods and services. In addition, our services are designed to allow customers to increase the utility of their mobile resources and decrease costs of operations by facilitating business processes, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field. Our services also provide location, reporting, dispatch, messaging, and other management services and are designed to be easy to implement and use. Our customers can manage their mobile workers in several ways, including by logging onto our website, having their data emailed to them, receiving their data directly into their existing software applications, using any wireline or wireless telephone to access our speech-to-text voice portal or requesting information from our data centers using application programming interfaces.

      From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources. In the second half of 1998, we introduced FleetASAP, now called GeoManager, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet along with integrated transaction processing and software applications, to enable companies to efficiently manage their mobile resources. Subsequent to the introduction of FleetASAP, we have introduced a number of additional services, including GeoManager Pocket Edition, @Road Pathway, RoadREPORT, RoadFORCE and ConnectBusiness, and have added features to our services.

      Our services provide current and historical data relating to a customer’s mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views themselves to help achieve compliance with their internal business rules. Customers can choose to submit queries to our database to create reports and views on demand or they can have reports delivered on a pre-scheduled basis. Customers can also download reports to manipulate and store data as desired. Mobile resource data is typically stored by us for 14 days, unless the customer purchases our extended data storage services.

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

      To date, we have not sold our services outside the United States and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2004. In 2003, one customer, Verizon Communications, represented 17% of total revenues. No other customers comprised 10% or more of total revenues in 2003. In 2002 and 2001, no single customer or group of related customers comprised 10% or more of total revenues.

      Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We incurred losses in each quarter from inception through the quarter ending June 30, 2003, and may incur net losses in the future. At December 31, 2003, we had an accumulated deficit of $116.2 million. Our limited operating history makes it difficult to forecast future operating results. We may not sustain or increase profitability on a quarterly or annual basis.

      In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. On March 11, 2004, we received a letter dated March 9, 2004 from AT&T Wireless that states that AT&T Wireless will continue to operate its Cellular Digital Packet Data network for “certain valuable partners,” including @Road, until at least September 30, 2004. The letter further states that this extension of Cellular Digital Packet Data network availability extends across all AT&T Wireless geographic locations. We are currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of our services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, we currently estimate that as of September 30, 2004 we will have approximately 8,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

      In its Report on Form 10-K filed with the SEC on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its Cellular Digital Packet Data network at the end of 2005. We estimate that as of December 31, 2005 we will have approximately 5,000 subscribers in their initial contract periods that are then using Verizon Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of Verizon Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

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

      Through December 31, 2003, our services have been available only by using our platform or a location- or wireless application protocol-enabled mobile telephone. Accordingly, through December 31, 2003, service revenue, which is comprised of monthly fees, was recognized ratably over the minimum service contract period, which commenced (a) upon installation where customers have installed our platform in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our services with a location-enabled mobile telephone.

      Our product revenue primarily consists of sales of the Internet Location Manager, Internet Data Terminal and ruggedized personal digital assistant. We defer product revenue at installation and recognize it ratably over the minimum service contract period, which generally is two or three years. Renewal rates for our services are not considered priced at a bargain in comparison to the initial sales price of an associated product (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). Changes to the pricing of our products and services in the future could result in the recognition of product revenue over periods that extend beyond the minimum service contract period.

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

Results of Operations for the Years Ending December 31, 2003, 2002, and 2001

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Service revenue	$49,561	$33,678	$20,188
Cost of service revenue (excluding amortization included below)	15,711	13,544	12,690
Intangibles amortization	455	1,670	1,656
Stock compensation — cost of service revenue	10	23	82

Total cost of service revenue	16,176	15,237	14,428

Service gross margin	$33,385	$18,441	$5,760
Service gross margin percentage	67%	55%	29%

Service Revenue

      Service revenue increased to $49.6 million in 2003 from $33.7 million and $20.2 million in 2002 and 2001, respectively, as a direct result of the growth in our installed base of subscribers to our services. The number of subscribers using our services totaled approximately 125,000, 90,000 and 66,000 at December 31, 2003, 2002 and 2001, respectively. In addition to subscriber growth, our service revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for products and services is tempered because revenues from new pricing are layered on top of revenues from existing subscribers. Price changes did not have a material impact on service revenue between periods. Achieved average monthly revenue per subscriber was approximately $38.19 for 2003, up from $36.02 in 2002. Of the increase, approximately $0.76 was related to adoption of additional service capabilities and features by subscribers. The remaining increase of approximately $1.41 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing subscribers. Achieved average monthly revenue per subscriber was approximately $36.02 for 2002, up from $32.60 for 2001. Of the increase, approximately $0.17 was related to adoption of additional service capabilities and features by subscribers. The remaining increase of approximately $3.25 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing subscribers.

Cost of Service Revenue (excluding intangibles amortization)

      Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are comprised of costs associated with connecting our services to wireless networks and the Internet and royalty and subscription fees paid to others. Support and other delivery costs include such expenses as employee salaries and related expenses and depreciation of our data centers. Cost of service revenue increased to $15.7 million in 2003 from $13.5 million in 2002. The increase in cost of service revenue resulted from an increase of $2.0 million in direct service delivery expenses, consistent with growth in our installed base of subscribers, and an increase in employee-related costs of $744,000, associated with a higher average headcount during the year. These costs were offset by a reduction in depreciation expense of $637,000 as certain assets became fully depreciated. Cost of service revenue increased to $13.5 million in 2002 from $12.7 million in 2001. The increase resulted from an increase in direct service delivery expenses of $1.4 million, consistent with growth in our installed base of subscribers, offset by reductions in personnel, service infrastructure and travel costs of $275,000, $121,000 and $118,000, respectively. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a rate slower than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenue will be greater than the growth in cost of service revenue as we continue to add subscribers.

Service Gross Margin

      During the year ended December 31, 2003 service gross margins improved to 67% from 55% and 29% in 2002 and 2001, respectively, as a result of increased service revenue associated with growth in our installed base of subscribers and a smaller increase in the total cost of service revenue, including intangibles amortization. The average number of subscribers to our services increased 39% in 2003 over 2002 and 51% in 2002 over 2001. Cost of service revenue includes fixed indirect expenses and, therefore, generally increases at rates slower than the growth in our installed base of subscribers.

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Product revenue	$13,802	$10,742	$7,262

Cost of product revenue	19,770	16,946	13,523
Stock compensation — cost of product revenue	25	96	194

Total cost of product revenue	19,795	17,042	13,717

Product gross deficit	(5,993)	(6,300)	(6,455)
Product gross deficit percentage	(43)%	(59)%	(89)%

Product Revenue

      Product revenue increased 28%, 48% and 169% over each prior year in 2003, 2002 and 2001, respectively. This growth is consistent with the growth in our installed base of subscribers. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost is complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue will grow more slowly than service revenue.

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

      Cost of product revenue rose to $19.8 million in 2003 from $16.9 million in 2002. The increase in cost of product revenue resulted from an increase in product repair and refurbishment costs of $731,000, an increase in deferred product cost recognized during the period of $728,000, increases in employee-related costs of $355,000, and an increase in provisions for inventory valuation of $311,000. Cost of product revenue rose to $16.9 million in 2002 from $13.5 million in 2001. The increase in cost of product revenue resulted from a $2.6 million increase in deferred product cost recognized during the period, consistent with the growth in subscribers using our services, and increased employee-related expenses of $677,000.

Product gross deficit

      Product gross deficit improved to (43)% in 2003 from (59)% in 2002 and from (89)% in 2001. Increases in product revenue from deferrals associated with the growth in our installed base of subscribers were greater than the related increases in product costs from deferrals. Other costs, including repair expenses, provisions for inventory valuation and the loss recognized on the excess of product cost over product revenue also increased between 2003, 2002 and 2001. While we expect the selling prices of our products to be approximately equal to or to exceed product costs in future periods, after considering other costs, such as those described in “Cost of product revenue” above, we do not expect to generate significant product gross margin during the next twelve months.

Sales and Marketing Expenses

      Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses increased to $11.4 million in 2003 from 10.7 million in 2002. The increase was the result of higher employee-related costs of $1.1 million, associated with higher average headcount during 2003, offset by decreases in depreciation of $221,000 as certain assets became fully depreciated and decreases in travel expenses of $204,000. Sales and marketing headcount decreased to 86 at December 31, 2003 from 88 at December 31, 2002. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

      Sales and marketing expenses decreased to $10.7 million in 2002 from $17.3 million in 2001. The reduction in expenses was attributed to lower average headcount and the associated decline in compensation expense of $3.0 million and reductions in promotional expenses of $2.8 million, consistent with our cost control initiatives across the company. Sales and marketing headcount increased to 88 at December 31, 2002 from 85 at December 31, 2001.

Research and Development Expenses

      Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses decreased to $5.4 million in 2003 from $5.9 million in 2002. The reduction in expense is attributed to decreases in depreciation of $257,000 as certain assets became fully depreciated during the year, decreases in indirect allocated costs of $158,000 and decreases in employee-related costs of $113,000, associated with a decrease in the average headcount. Headcount decreased to 56 at December 31,

2003 from 59 at December 31, 2002. We anticipate that research and development expenses will increase in future periods as we develop and introduce new products and services, including modest increases in consultant and employee-related expenses associated with those introductions.

      Research and development expenses decreased to $5.9 million in 2002 from $7.6 million in 2001, as a result of reductions in employee-related expenses of $1.3 million and consultant expenses of $404,000. Headcount decreased to 59 at December 31, 2002 from 72 at December 31, 2001. After development of our initial service and product offerings was completed, certain personnel and consultants related to those initial introductions were no longer required. As a result, research and development expenses declined in connection with those headcount reductions.

      In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, we capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software’s estimated useful life. During 2003, 2002 and 2001, no research and development costs were capitalized in accordance with SOP 98-1.

General and Administrative Expenses

      General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses increased to $9.2 million in 2003 from $8.6 million in 2002. The increase resulted from higher employee-related expenses of $433,000 related to growth in average headcount during the year, increases in corporate and other tax expenses of $362,000, increases in professional fees of $242,000 and a rise in general operating expenses such as insurance and bank fees of $173,000. These increases were consistent with our anticipated expenditures associated with our growth and were offset in part by a decrease in the provision for doubtful accounts of $588,000. We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses and professional fees associated with our operation as a public company.

      General and administrative expenses decreased to $8.6 million in 2002 from $12.7 million in 2001. The decrease in 2002 was the result of reductions in provision for doubtful accounts of $2.0 million, decreases in employee-related expenses of $732,000 attributed to lower average headcount in 2002, reduced consultant charges of $431,000, and reduced legal fees of $346,000. These reductions, with the exception of the provisions for doubtful accounts, were consistent with our cost control initiatives across the company.

      Provisions for doubtful accounts decreased to $(127,000) in 2003 from $461,000 in 2002 and from $2.4 million in 2001, due to improved collection activity and receivables management. We expect that provisions for doubtful accounts may increase because of the non-recurring nature of favorable adjustments that occurred during 2002 and 2003; however, we do not expect that these provisions will return to the levels reported in 2001.

      General and administrative headcount totaled 53, 47 and 47 at December 31, 2003, 2002, and 2001, respectively.

Restructuring Charges

      During 2001, in response to a general downturn in the economy, we undertook a formal plan to lower our cost structure. We completed a reorganization to more effectively develop, market and sell mobile resource management products and services. This effort resulted in the total number of employees being reduced by approximately 11 percent. Restructuring expenses, which consist of severance and related costs, were $218,000 in 2001.

Intangibles Amortization

      Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com, Inc. in September 2002. The costs are being amortized over an estimated useful life of three and two years, respectively.

Stock Compensation Expense

      Deferred stock compensation related to the granting of stock options to employees and consultants was approximately $4,000 at December 31, 2003 and $491,000 as of December 31, 2002. Stock compensation expense decreased to $467,000 in 2003 from $1.1 million in 2002 and $3.0 million in 2001, and primarily represents the amortization of deferred stock compensation over the vesting periods of related options granted in 2000 and 1999.

Investment Impairment Charge

      At December 31, 2001, we held approximately 148,000 shares of preferred stock in Cellport Systems, Inc., with a book value of $1,035,000 which represented approximately seven percent ownership in Cellport Systems, Inc. We accounted for this investment using the cost method. During 2002, we determined that the investment had experienced a decline in value that was other than temporary. Accordingly, we expensed $1,035,000 in 2002.

Interest Income (Expense), Net

      Net interest income (expense) is composed primarily of interest earned on cash, cash equivalents and short-term investments, partially offset by interest expense related to the financing of directors and officers insurance costs. Net interest income (expense) decreased to approximately $675,000 in 2003 from $949,000 and $2.7 million in 2002 and 2001, respectively. The decreases resulted from lower balances available for investment and lower interest rates.

Other Expense, Net

      In 2003, 2002 and 2001 other expense consisted primarily of immaterial net foreign currency exchange losses related to our subsidiary in India.

Income Taxes

      Through 2002, we incurred net losses for federal and state tax purposes and except for only minimum state income and franchise taxes have not recognized any tax provision or benefit. The 2003 net income was offset by the utilization of prior years’ net operating losses; therefore no income tax expense was provided.

Net Income (Loss)

      Net income (loss) increased to $1.7 million in 2003 from $(14.2) million in 2002. Total revenues increased to $63.4 million in 2003 from $44.4 million in 2002, while operating costs increased at a slower rate to $62.4 million in 2003 from $58.5 million in 2002. Specifically, cost of revenue, sales and marketing expenses, and general and administrative expenses grew modestly, while amortization of intangibles and research and development expenses declined. Generally, we expect that our revenues will grow at a faster rate than our operating expenses.

      Net loss decreased to $14.2 million in 2002 from $38.6 million in 2001, the result of increases in revenue accompanied by decreases in operating costs. Specifically, cost of revenue grew more slowly than total revenues while stock compensation, sales and marketing expenses, research and development expenses and general and administrative expenses all declined.

Changing Prices

      We conduct operations primarily within the U.S. where inflation during 2003, 2002 and 2001 has been low and has not materially impacted our operating results. Foreign currency exchange losses resulting from transactions with our wholly-owned subsidiary in India, which began business in 1999, were not material during 2003, 2002 and 2001 and were expensed as incurred.

Quarterly Results of Operations

      The following table presents certain unaudited consolidated statement of operations data for our eight most recent fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere or incorporated by reference in this Report. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period or any fiscal year as a whole. Certain quarterly amounts presented below for 2002 have been reclassified to conform with the 2003 presentation.

	Quarters Ended

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Services	$13,710	$13,113	$12,135	$10,603	$9,813	$8,657	$7,957	$7,251
Product	3,527	3,503	3,634	3,138	3,133	2,659	2,501	2,449

Total revenues	17,237	16,616	15,769	13,741	12,946	11,316	10,458	9,700

Costs and expenses:
Cost of service revenue	3,871	3,782	4,266	3,792	3,570	3,440	3,325	3,209
Cost of product revenue	4,692	5,249	5,192	4,637	4,931	4,265	3,796	3,954
Intangibles amortization	10	11	10	424	424	418	414	414
Sales and marketing	3,064	2,907	2,840	2,597	2,711	2,433	2,604	2,998
Research and development	1,360	1,386	1,297	1,336	1,340	1,476	1,476	1,586
General and administrative	2,355	2,189	2,440	2,218	1,911	1,873	1,899	2,933
Stock compensation	26	154	95	192	248	380	376	61

Total costs and expenses	15,378	15,678	16,140	15,196	15,135	14,285	13,890	15,155

Income (loss) from operations	1,859	938	(371)	(1,455)	(2,189)	(2,969)	(3,432)	(5,455)

Other income (expense), net:
Interest income	239	151	142	152	297	203	219	245
Interest expense	(1)	—	(5)	(4)	(4)	(1)	(4)	(6)
Investment impairment charge	—	—	—	—	—	—	(1,035)	—
Other income (expense), net	—	6	7	4	(121)	4	(5)	6

Total other income (expense), net	238	157	144	152	172	206	(815)	245

Net income (loss)	$2,097	$1,095	$(227)	$(1,303)	$(2,017)	$(2,763)	$(4,247)	$(5,210)

Liquidity and Capital Resources

      As of December 31, 2003, we had $103.7 million of cash and cash equivalents, $2.0 million of short-term investments and working capital of $108.1 million. We currently have a $100,000 revolving line of credit facility against which there were no borrowings as of December 31, 2003. The line of credit expires December 31, 2004.

      Net cash provided by (used in) operating activities was $9.7 million, $(6.6) million and $(34.6) million in 2003, 2002 and 2001, respectively. In 2003, this improvement in cash provided by operating activities was primarily attributed to net income, net of non-cash expenses and charges (depreciation and amortization, provision for inventory valuation, amortization of deferred stock compensation, loss on disposal of property and equipment and provisions for doubtful accounts). Cash provided by operating activities during 2003 also increased in comparison to the prior year due to increases in deferred revenue, accounts payable, accrued and other liabilities, and reductions in inventory, offset by increases in deferred product costs. In 2002, cash used for operating activities increased in comparison to the prior year due to increases in accounts receivable and deferred product costs, offset by an increase in deferred revenue. In 2001, cash used for operating activities was also attributable to increases in accounts receivable, inventory, and deferred product costs, offset in part by increases in deferred revenue. Improvements in accounts receivable collections as compared to increases in customer billings also contributed to increased operating cash flows in both 2003 and 2002. As of December 31, 2003, approximately $1.2 million of our accounts receivable were over 90 days old. We believe we have adequately provided allowances as of December 31, 2003 for any such amounts that may ultimately become uncollectible.

      Net cash used in investing activities was $1.5 million in 2003 and resulted from the purchase of property and equipment and other assets of $1.8 million, offset by the net cash proceeds from purchases and sales of short-term investments of $241,000. Net cash used in investing activities was $881,000 in 2002 and resulted from purchases of $755,000 of property and equipment and other assets of $101,000. Net cash provided by investing activities in 2001 was $4.2 million, primarily resulting from maturities of short-term investments of $5.2 million and offset in part by purchases of approximately $763,000 of property and equipment.

      Net cash provided by financing activities was $59.8 million in 2003 and was attributed to proceeds from the issuance of our stock and payments on stockholders notes receivable. Net cash provided by financing activities was $2.9 million and $1.3 million in 2002 and 2001, respectively. Cash provided by financing activities in 2002 and 2001 was primarily attributable to proceeds from the issuance of our stock.

      Our capital expenditures in 2003 increased to $1.5 million from $755,000 in 2002 and $763,000 in 2001. Our capital expenditures have been consistent with our anticipated needs in operations, infrastructure and personnel. We have no material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure over the next twelve months. We also may establish additional operations as we expand globally.

      The following table represents our future commitments under minimum annual lease payments and non-cancellable purchase commitments as of December 31, 2003 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Non-cancellable operating lease commitments	$2,262	$1,489	$773	$—	$—
Non-cancellable inventory purchase commitments	2,968	2,968	—	—	—

	$5,230	$4,457	$773	$—	$—

      Other long-term liabilities in our consolidated balance sheet as of December 31, 2003 include a deferred rent liability of $33,000. The payments related to this amount are included in non-cancellable operating lease commitments above.

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

Impact of Recently Issued Accounting Standards

      The Financial Accounting Standards Board (FASB) issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. We have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN-46 had no impact, and we do not expect the adoption of FIN 46-R to have an impact, on our financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. We believe that we have properly classified and measured in our balance sheets and disclosed in our consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

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

      Beginning March 31, 2003, AT&T Wireless discontinued new sales of Cellular Digital Packet Data service. AT&T Wireless has also indicated that it expects to cease operating its Cellular Digital Packet Data network by September 30, 2004. If the termination of AT&T Wireless’ Cellular Digital Packet Data network disrupts our ability to deliver services to certain of our customers and we are unable to transition those customers to other networks, our revenues would decrease and customer satisfaction would suffer.

If, pursuant to its announcement, Verizon Wireless ceases to operate its Cellular Digital Packet Data network by the end of 2005, we may lose subscribers and our revenues could decrease.

      Verizon Wireless has indicated that it expects to cease operating its Cellular Digital Packet Data network by the end of 2005. If the termination of Verizon Wireless’ Cellular Digital Packet Data network disrupts our ability to deliver services to certain of our customers and we are unable to transition those customers to other networks, our revenues would decrease and customer satisfaction would suffer.

If wireless carriers on which we depend for services decide to abandon or do not continue to expand their wireless networks, we may lose subscribers and our revenues could decrease.

      Currently our services function on General Packet Radio Services networks, Code Division Multiple Access 1xRTT networks, Integrated Digital Enhanced Networks and Cellular Digital Packet Data networks. These protocols cover only portions of the United States and Canada, and may not gain widespread market acceptance. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use some of our services outside the current coverage area.

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

      Our existing agreements with wireless carriers may in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. In connection with ceasing operation of their Cellular Digital Packet Data networks, AT&T Wireless and/or Verizon Wireless may seek to terminate or not to renew their contracts for Cellular Digital Packet Data service with us. If one or more of our wireless carriers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers in that coverage area.

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

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.

      We have only recently become profitable and may not sustain or increase profitability in the future. As of December 31, 2003, we had an accumulated deficit of $116.2 million. To sustain profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. To facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and expect to continue to experience, negative gross margins on the sale of our hardware. Changes such as increases in our pricing for products and services or the pricing of competing products and services may harm our ability to increase sales of our products and services to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

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

•	our need to respond to technological change and introduce reliable and robust products and services that meet the demanding needs of customers;

•	the uncertainty of market acceptance of our services;

•	our need to expand and manage the expansion of our marketing, sales and support organizations, as well as our distribution channels;

•	our ability to anticipate and respond to market competition;

•	wireless networks, positioning systems and Internet infrastructure owned and controlled by others; and

•	any need to migrate to new wireless networks, which could result in our products being incompatible with new wireless networks or out of date.

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

      Because of the technical nature of our services and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified sales and other personnel with expertise in wireless communications, Global Positioning Systems, hosted software applications, transaction processing and the Internet. Competitors and others have in the past, and may attempt in the future, to recruit our employees and encourage our former employees to solicit business from our customers. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

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

      Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations that are located in the United States and India, as well as those of our clients. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our products. These developments could have a material adverse effect on our business and the trading price of our common stock.

Our stock price is volatile, which may cause you to lose money and could lead to costly litigation against us that could divert our resources.

      Over the past several years, stock markets have experienced dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature and growth rate of our business and the mobile resource management market, the market price of our common stock may rise and fall in response to:

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

As of February 27, 2004, a limited number of stockholders own approximately 49% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

      Our directors, officers and greater than 5% stockholders own, as of February 27, 2004, approximately 49% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Foreign Currency Exchange

      We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Sierra Wireless, in Canada, provides the modem for some versions of the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System digital receiver chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 2 percent.

      We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiary in India.

Item 8.	Financial Statements and Supplementary Data

      See Part IV, Item 15 of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so.

      There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART III

      Information required by Part III is omitted from this Report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our 2004 annual meeting of stockholders and the information included in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

1. Index to Consolidated Financial Statements

The following Consolidated Financial Statements of At Road, Inc. and its subsidiary are filed as part of this Report on Form 10-K:

2. Consolidated Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

      Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements hereto.

3. Exhibits (numbered in accordance with Item 601 of Regulation S-K)

      (b) Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the three months ended December 31, 2003:

•	A current report on Form 8-K was filed on October 2, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on October 15, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on October 23, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

•	A current report on Form 8-K was filed on October 24, 2003 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

      (c) Exhibits

3.4****	Amended and Restated Bylaws of the Registrant, as amended
3.5*	Amended and Restated Certificate of Incorporation of the Registrant
4.1*	Specimen Stock Certificate
10.1*†	CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997
10.2*†	Form of Wireless Network Services Agreement and Form of Purchase Agreement for Goods
10.7*†	Joint Marketing Agreement between the Registrant and Cellco Partnership dated June 25, 1999 and Amendment No. 1 dated October 12, 1999
10.8*	Sublease Agreement between the Registrant and Sterling Software (Western), Inc. dated August 24, 1999
10.9*	Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated April 18, 1995
10.10*	Sublease Agreement between the Registrant and LSI Logic Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated February 8, 2000
10.11*	Agreement between the Registrant and Elnet Technologies Ltd. dated November 16, 1999
10.12*	1996 Stock Option Plan
10.13*	2000 Stock Option Plan
10.14*	2000 Employee Stock Purchase Plan
10.15*	2000 Directors’ Stock Option Plan
10.16*	Form of Indemnification Agreement
10.19*	Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000
10.20*†	CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000
10.21*	Joint Marketing Agreement between the Registrant and GTE Wireless Service Corporation dated May 5, 2000
10.22*	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated June 30, 1999, Loan Modification Agreement dated July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement dated March 31, 2000
10.23*†	Strategic Agreement between the Registrant and Hitachi Software Engineering Co., Ltd. dated July 21, 2000
10.24*	Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated August 3, 2000
10.25**	First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001
10.26**	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 21, 2001
10.27***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January 19, 2001
10.28***†	Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001

10.29***†	Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000
10.30***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile Communications LLC dated January 10, 2002
10.31***†	Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001
10.32***†	Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc. dated December 28, 2001
10.33***	Loan Modification Agreements between the Registrant and Silicon Valley Bank dated July 31, 2001, September 30, 2001 and November 5, 2001
10.34***	Co-Marketing Agreement between the Registrant and Southern Communications Services, Inc. dated March 4, 2002
10.35****	Agreement between the Registrant and Elnet Technologies Ltd. dated November 17, 2002
10.36****	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 24, 2002
10.37****†	Reseller Agreement between the Registrant and AT&T Wireless dated February 24, 2003
10.38	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 30, 2003
10.39	First Amendment to Sublease between the Registrant and Athena Semiconductor, Inc. dated March 14, 2003
10.40	Second Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated December 31, 2003
10.41	Agreement between the Registrant and Elnet Technologies Ltd. dated December 10, 2003
21.1*	List of Subsidiaries
23.1	Independent Auditors’ Consent
24.1	Power of Attorney (see page 60)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer

*	Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

**	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 30, 2001.

***	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 28, 2002.

****	Incorporated by reference to our Report on Form 10-K/ A filed with the SEC on July 29, 2003.

†	Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors of At Road, Inc.:

      We have audited the accompanying consolidated balance sheets of At Road, Inc. and its subsidiary (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the consolidated financial statement schedule listed in Item 15.(a)2. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of At Road, Inc., and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

March 11, 2004

AT ROAD, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$103,669	$35,659
Short-term investments	2,000	—
Restricted short-term investments	—	2,241
Accounts receivable (net of allowances of $1,421 and $1,900)	7,109	7,407
Inventories	2,425	5,399
Deferred product costs	11,921	8,694
Prepaid expenses and other	1,269	1,243

Total current assets	128,393	60,643
Property and equipment, net	2,298	2,500
Deferred product costs	7,270	6,166
Intangible assets, net	28	483
Other assets	1,027	758

Total assets	$139,016	$70,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,057	$3,408
Accrued liabilities	5,465	3,870
Deferred revenue and customer deposits	9,751	7,594

Total current liabilities	20,273	14,872
Deferred revenue	6,582	5,321
Other long-term liabilities	33	190

Total liabilities	26,888	20,383

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none in 2003 and 2002	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 53,700,445 in 2003 and 47,747,156 in 2002	228,441	170,610
Deferred stock compensation	(4)	(491)
Notes receivable from stockholders	(87)	(2,068)
Accumulated deficit	(116,222)	(117,884)

Total stockholders’ equity	112,128	50,167

Total liabilities and stockholders’ equity	$139,016	$70,550

See notes to consolidated financial statements.

AT ROAD, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,

	2003	2002	2001

Revenues:
Service	$49,561	$33,678	$20,188
Product	13,802	10,742	7,262

Total revenues	63,363	44,420	27,450

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	15,711	13,544	12,690
Cost of product revenue	19,770	16,946	13,523
Intangibles amortization	455	1,670	1,656
Sales and marketing	11,408	10,746	17,267
Research and development	5,379	5,878	7,608
General and administrative	9,202	8,616	12,733
Restructuring charges	—	—	218
Stock compensation(*)	467	1,065	3,041

Total costs and expenses	62,392	58,465	68,736

Income (loss) from operations	971	(14,045)	(41,286)

Other income (expense), net:
Interest income	686	964	2,662
Interest expense	(11)	(15)	(9)
Investment impairment charge	—	(1,035)	—
Other income (expense), net	16	(106)	(14)

Total other income (expense), net	691	(192)	2,639

Net income (loss)	$1,662	$(14,237)	$(38,647)

Net income (loss) loss per share:
Basic	$0.03	$(0.31)	$(0.88)

Diluted	$0.03	$(0.31)	$(0.88)

Shares used in calculating net income (loss) per share:
Basic	49,978	46,134	43,892

Diluted	54,282	46,134	43,892

(*) Stock compensation:
Cost of service revenue	$10	$23	$82
Cost of product revenue	25	96	194
Sales and marketing	25	72	(12)
Research and development	93	322	214
General and administrative	314	552	2,563

Total	$467	$1,065	$3,041

See notes to consolidated financial statements.

AT ROAD, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands, except share and per share amounts)

				Notes	Accumulated
	Common Stock		Deferred	Receivable	Other			Total
			Stock	from	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Income (loss)

BALANCES, January 1, 2001	46,071,979	$171,208	$(8,123)	$(3,309)	$(10)	$(65,000)	$94,766
Net loss						(38,647)	(38,647)	$(38,647)
Change in net unrealized income (loss) from short- term investments					10		10	10

Comprehensive loss							—	$(38,637)

Shares issued under employee stock purchase plan	367,579	672					672
Exercise of stock options	387,226	282		(35)			247
Common stock issued for consulting services	2,250	4					4
Collection of notes receivable from stockholders				318			318
Repurchase of common stock through cancellation of notes receivable	(329,583)	(278)		278			—
Deferred stock compensation		85	(85)				—
Reversal of deferred stock compensation due to employee terminations		(2,825)	2,825				—
Amortization of deferred stock compensation			3,041				3,041

BALANCES, December 31, 2001	46,499,451	$169,148	$(2,342)	$(2,748)	$—	$(103,647)	$60,411
Net loss						(14,237)	(14,237)	$(14,237)

Shares issued under employee stock purchase plan	553,401	1,098					1,098
Exercise of stock options	788,054	1,276					1,276
Collection of notes receivable from stockholders				554			554
Repurchase of common stock through cancellation of notes receivable	(93,750)	(126)		126			—
Deferred stock compensation		15	(15)				—
Reversal of deferred stock compensation due to employee terminations		(801)	801				—
Amortization of deferred stock compensation			1,065				1,065

BALANCES, December 31, 2002	47,747,156	$170,610	$(491)	$(2,068)	$—	$(117,884)	$50,167
Net income							1,662	$1,662

Common stock issued through secondary public offering, net of issuance costs	4,000,000	51,889					51,889
Shares issued through employee stock purchase plan	563,295	1,484					1,484
Exercise of stock options	1,389,994	4,478					4,478
Collection of notes receivable from stockholders				1,981			1,981
Deferred stock compensation		5	(5)				—
Reversal of deferred stock compensation due to employee terminations		(25)	25				—
Amortization of deferred stock compensation			467				467

Balances, December 31, 2003	53,700,445	$228,441	$(4)	$(87)	$—	$(116,222)	$112,128

See notes to consolidated financial statements

AT ROAD, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,662	$(14,237)	$(38,647)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,168	4,710	4,625
Loss on disposal of property and equipment	7	115	2
Investment impairment charge	—	1,035	—
Amortization of deferred stock compensation	467	1,065	3,041
Provision for inventory valuation	1,375	1,063	735
Provision for doubtful accounts	(127)	461	2,442
Common stock issued for consulting services	—	—	4
Change in assets and liabilities:
Accounts receivable	425	(3,087)	(2,656)
Inventories	1,599	1,934	(2,155)
Deferred product costs	(4,331)	(1,170)	(3,386)
Prepaid expenses and other	(26)	(761)	330
Accounts payable	1,649	1,031	(1,233)
Accrued and other liabilities	1,438	(365)	(1,827)
Deferred revenue	3,418	1,654	4,132

Net cash provided by (used in) operating activities	9,724	(6,552)	(34,593)

Cash flows from investing activities:
Purchase of property and equipment	(1,519)	(755)	(763)
Proceeds from sale of property and equipment	2	—	—
Purchases of short-term investments	(2,000)	—	—
Proceeds from maturities of short-term investments	2,241	—	5,208
Purchase of restricted short-term investments	—	(25)	(81)
Other assets	(270)	(101)	(124)

Net cash provided by (used in) investing activities	(1,546)	(881)	4,240

Cash flows from financing activities:
Proceeds from sale of common stock	57,851	2,374	919
Proceeds from payments on note receivable issued to stockholders	1,981	554	318

Net cash provided by financing activities	59,832	2,928	1,237

Net increase (decrease) in cash and cash equivalents	68,010	(4,505)	(29,116)
Cash and cash equivalents:
Beginning of year	35,659	40,164	69,280

End of year	$103,669	$35,659	$40,164

Supplemental disclosure of cash flow information:
Non-cash investing and financing activities:
Issuance of common stock for notes receivable	$—	$—	$35

Deferred stock compensation	$5	$15	$85

Reversal of deferred stock compensation	$25	$801	$2,825

Repurchase of common stock through cancellation of notes receivable	$—	$126	$278

See notes to consolidated financial statements.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1.	Organization and Summary of Significant Accounting Policies

Organization

      At Road, Inc. (the Company), was incorporated in July 1994 in California and commenced operations on July 1, 1996. The Company is a leading provider of mobile resource management services through the use of the proprietary global positioning system (GPS) and wireless technologies.

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

Short-Term Investments

      Short-term investments represent highly liquid debt instruments purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive loss within stockholders’ equity. While the Company’s intent is to hold debt securities to maturity, they are classified as available-for-sale because the sale of such securities may be required prior to maturity. Any gains and losses on the sale of debt securities are determined on a specific identification basis. At December 31, 2003 short-term investments consist of a certificate of deposit with a fair value which approximated cost. The certificate of deposit has a maturity date of June 12, 2004. There were no short-term investments at December 31, 2002.

      Restricted short-term investments consist of a certificate of deposit with an original maturity of greater than 90 days, which was held as collateral under the Company’s line of credit agreement existing at that time (see Note 6). The certificate of deposit was classified as available-for-sale as the sale of such security may be required prior to maturity. At December 31, 2002 the fair value of the restricted short-term investment approximated cost. There were no restricted short-term investments at December 31, 2003.

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

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition.

      At December 31, 2003, Verizon Communications totaled 25% of outstanding accounts receivable. No other customers comprised 10% or more of total outstanding accounts receivable at December 31, 2003. At December 31, 2002, no single customer or group of related customers comprised 10% or more of total outstanding accounts receivable.

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

      At December 31, 2001, the Company held approximately 148,000 shares of preferred stock in Cellport Systems, Inc., with a book value of $1,035,000 and which represented approximately seven percent ownership in Cellport Systems, Inc. The Company accounts for this investment using the cost method. During the quarter ended June 30, 2002, it was determined that the investment had experienced a decline in value that was other than temporary. Accordingly, $1,035,000 was expensed in 2002 (see Note 4).

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

Revenue Recognition

      Revenue is recognized when earned in accordance with applicable accounting standards, including American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, Software Revenue Recognition, as amended. The Company earns revenues under service contracts, which generally provide service over periods from two to three years, and from related products sold to customers (for which title passes on delivery). Through December 31, 2003, its services have been available only by using the Company’s platform or a location- or wireless application protocol-enabled mobile telephone.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, service revenue, which is comprised of monthly fees, is recognized ratably over the minimum service contract period, which commences (a) upon installation where customers have installed the platform in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on the Company’s website where customers have elected to use services with a location-enabled mobile telephone.

      The Company does not sell location- or wireless application protocol-enabled mobile telephones and, therefore, recognizes no product or upfront revenues related to subscribers utilizing such telephones. For products sold, the Company defers product revenue at installation and recognizes it ratably over the minimum service contract period. Product costs (not in excess of the related deferred product revenue) are also deferred and amortized over such period. Customer payments received prior to installation are recorded as customer deposits.

Advertising Costs

      All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were approximately $301,000, $252,000 and $1,345,000 in 2003, 2002 and 2001, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, direct mailings and trade show expenses.

Research and Development Expenses

      Research and development expenses are charged to operations as incurred. Such expenses include product development costs and costs related to the Company’s internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During 2003, 2002 and 2001 no research and development costs were capitalized in accordance with SOP 98-1.

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

      The Company accounts for equity instruments issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which requires that the fair value of such instruments be recognized as an expense over the period in which the related services are received.

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

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expected time to exercise, which greatly affect the calculated values. The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. The Company used the following weighted average assumptions:

	Years Ended December 31,

	2003	2002	2001

Stock Option Plans:
Risk free interest rate	2.91%	3.56%	4.50%
Expected volatility	114.0%	124.0%	143.0%
Expected life (in years)	5	5	5
Expected dividend	$0.00	$0.00	$0.00

Employee Stock Purchase Plan:
Risk free interest rate	1.14%	1.61%	2.83%
Expected volatility	92.0%	124.0%	143.0%
Expected life (in years)	.5	.5	.5
Expected dividend	$0.00	$0.00	$0.00

      If the computed minimum values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, loss attributable to common stockholders and basic and diluted loss per share on a pro forma basis (as compared to such items as reported) would have been (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net income (loss) as reported	$1,662	$(14,237)	$(38,647)
Less; stock-based employee compensation expense included in reported net income (loss)	462	1,025	2,957
Add; stock-based employee compensation expense determined under fair value based method	(9,422)	(8,705)	(7,364)

Pro forma net loss	$(7,298)	$(21,917)	$(43,054)

Basic net income (loss) per share:
As reported	$0.03	$(0.31)	$(0.88)

Pro forma	$(0.15)	$(0.48)	$(0.98)

Diluted net income (loss) per share:
As reported	$0.03	$(0.31)	$(0.88)

Pro forma	$(0.13)	$(0.48)	$(0.98)

Net Income and Loss per Common Share

      Basic net income (loss) per common share excludes the effect of dilutive securities and is computed by dividing net income (loss) by the weighted average shares outstanding (excluding shares subject to repurchase). Diluted net income per share is computed by dividing net income by the weighted average shares outstanding plus the weighted average number of common shares resulting from the assumed conversion of outstanding stock options and employee stock plan share shares. Diluted net loss per common share for 2002 and 2001 was the same as basic net loss per common share since the effect of any

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

potentially dilutive securities is excluded, as they are anti-dilutive due to the Company’s net losses, respectively.

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

Comprehensive Income (Loss)

      Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At December 31, 2003 and 2002, accumulated other comprehensive loss was zero.

Segment Reporting

      In 2003, 2002 and 2001, the Company operated in a single reportable segment and will evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States in 2003, 2002 and 2001, and had no significant long-lived assets deployed outside the United States at December 31, 2003 and 2002.

Major Customers

      In 2003, one customer, Verizon Communications, represented 17% of total revenues. No other customers comprised 10% or more of total revenues in 2003. In 2002 and 2001, no single customer or group of related customers comprised 10% or more of total revenues.

Derivative Instruments and Hedging Activities

      In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 became effective for the Company on January 1, 2001. The adoption of this statement did not have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Issued Accounting Standards

      The Financial Accounting Standards Board (FASB) issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that the Company believes are variable interest entities for which the Company is the primary beneficiary. The adoption of FIN-46 had no impact, and the Company does not expect the adoption of FIN 46-R to have an impact, on its financial position, results of operations or cash flows.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which requires that certain financial instruments be presented as liabilities that were previously presented as equity or as temporary equity. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and was effective at the beginning of the first interim period beginning after June 15, 2003. In November 2003, the FASB issued FASB Staff Position (FSP) No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150, which defers the effective date for various provisions of SFAS No. 150. The Company believes that it has properly classified and measured in its balance sheets and disclosed in our consolidated financial statements certain financial instruments with characteristics of both liabilities and equity.

      Certain reclassifications have been made to the 2002 financial statement presentation to conform to the 2003 presentation. These reclassifications had no effect on net loss or stockholders’ equity.

Note 2.	Inventories

      Inventories consist of (in thousands):

	December 31,

	2003	2002

Raw materials	$1,294	$3,183
Work in process	177	389
Finished goods	954	1,827

	$2,425	$5,399

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 3.	Property and Equipment

      Property and equipment consist of (in thousands):

	December 31,

	2003	2002

Computers and software	$11,120	$9,662
Manufacturing and office equipment	296	289
Furniture and fixtures	422	419
Leasehold improvements	105	105

Total	11,943	10,475
Accumulated depreciation and amortization	(9,645)	(7,975)

Property and equipment, net	$2,298	$2,500

Note 4.	Intangible Assets

      During 2002, the Company acquired an additional $83,000 of purchase technology. This intangible asset is being amortized on a straight-line basis over an estimated useful life of two years.

      The Company reassessed the useful lives and classification of our identifiable intangible assets and determined that they continued to be appropriate. Information regarding the Company’s intangible assets having a finite life is as follows (in thousands):

	As of December 31, 2003			As of December 31, 2002

	Carrying	Accumulated	Net	Carrying	Accumulated	Net
	Amount	Amortization	Balance	Amount	Amortization	Balance

Purchased technology	$5,052	$(5,024)	$28	$5,052	$(4,569)	$483

      Amortization expense for intangible assets was $455,000, $1,670,000 and $1,656,000 for 2003, 2002 and 2001, respectively. The estimated amortization for fiscal years subsequent to December 31, 2003 is as follows (in thousands):

Amortization
Year Ended December 31,	Expense

2004	$28

Note 5.	Accrued Liabilities

      Accrued liabilities consist of (in thousands):

	December 31,

	2003	2002

Accrued compensation and related benefits	$2,437	$1,655
Accrued installation charges	505	530
Other accrued expenses	2,523	1,685

Total	$5,465	$3,870

Note 6.	Line of Credit

      At December 31, 2003, the Company had a non-collateralized line of credit agreement for $100,000 that expires on December 31, 2004. There were no borrowings against the line of credit at December 31, 2003. Borrowings bear interest at the certificate of deposit rate plus 2 percent.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7.	Stockholders’ Equity

Preferred Stock

      The Company has authorized an undesignated class of preferred stock of 10,000,000 shares. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock. No shares were outstanding at December 31, 2003 or 2002.

Secondary Public Offering of Stock

      On August 25, 2003, the Company completed the sale of 4,000,000 shares of common stock in an underwritten secondary public offering at a price of $14.00. Offering proceeds to the Company, net of the underwriting discount and aggregate expenses of approximately $4,111,000, were approximately $51,889,000. In conjunction with the secondary public offering, stockholders sold an additional 2,500,000 shares of the Company’s common stock. The Company did not receive any proceeds from the sale of common stock held by the stockholders.

Employee Stock Purchase Plan

      In 2000, the Company adopted the 2000 Employee Stock Purchased Plan (the ESPP) under which a total of 450,000 shares of common stock were reserved for issuance. The number of shares reserved for issuance under the ESPP will automatically increase on the first day of each year beginning in 2001 and ending 2010 by an amount equal to the lesser of 900,000 shares or two percent of the total shares outstanding on the last day of the preceding year. Under the ESPP, shares of common stock will be sold to employees at a price not less than 85 percent of the lower of fair market value at the beginning of the two-year offering period or the end of the six-month purchase periods. In 2003, 563,295 shares were issued at a weighted average price of $2.634 per share under this plan. In 2002, 553,401 shares were issued at a weighted average price of $1.983 per share under this plan. At December 31, 2003, 765,725 shares of common stock were reserved for issuance under the plan.

Stock Option Plans

      In 2000, the Company adopted the 2000 Stock Option Plan (the 2000 Option Plan). A total of up to 7,612,364 shares are reserved for issuance under the 2000 Option Plan at December 31, 2003. In addition, up to 9,825,000 shares, if available for grant under the 1996 Stock Option Plan will be granted under the 2000 Option Plan. The number of shares reserved under the 2000 Option Plan will automatically be increased on the first day of each of the fiscal years beginning 2001 and ending 2010 in an amount equal to the lesser of 2,500,000 shares or four percent of the shares outstanding on the last day of the preceding year. These options generally expire ten years from date of grant and generally vest in installments over a four-year period.

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

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Under the Company’s 1996 Stock Option Plan, the Board of Directors is authorized to grant to employees, officers, directors and consultants up to 11,326,125 shares of common stock. These options generally expire in 10 years from the date of the grant and generally vest in installments over a four-year period.

      A summary of option activity is as follows:

		Weighted
	Number of	Average
	Shares	Exercise Price

Outstanding, January 1, 2001 (576,993 exercisable at a weighted average exercise price of $0.87)	5,338,385	$4.25
Granted (weighted average fair value of $2.29 per share)	3,678,605	2.53
Exercised	(387,226)	0.73
Canceled	(1,765,643)	5.36

Outstanding, December 31, 2001(1,562,775 exercisable at a weighted average exercise price of $3.41)	6,864,121	3.24
Granted (weighted average fair value of $4.59 per share)	2,542,250	5.41
Exercised	(788,054)	1.64
Canceled	(749,404)	3.94

Outstanding, December 31, 2002	7,868,913	4.04
Granted (weighted average fair value of $7.31 per share)	1,889,050	8.93
Exercised	(1,389,994)	3.22
Canceled	(952,601)	5.19

Outstanding, December 31, 2003	7,415,368	5.29

      At December 31, 2003, an aggregate of 3,281,004 shares were available for future grant under the 2000 Option Plan and the Directors’ Plan.

      Additional information regarding options outstanding as of December 31, 2003 is as follows:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise	Number	Exercise
Exercise Price	Number	Life (Years)	Price	Exercisable	Price

$0.07 - 0.67	352,242	5.59	$0.57	352,242	$0.57
1.33 - 1.97	1,068,468	6.84	1.54	892,264	1.52
2.00 - 2.13	1,148,855	7.67	2.01	653,420	2.01
3.69 - 3.85	460,000	7.48	3.73	282,708	3.71
4.00 - 4.85	454,140	8.21	4.44	166,421	4.19
5.04 - 5.69	1,325,57	8.74	5.20	86,629	5.36
6.05 - 7.90	845,218	8.94	6.68	99,555	7.07
8.40 - 10.93	1,279,722	7.79	9.77	719,667	9.42
11.98 - 14.58	481,150	9.55	13.08	—	—

$0.07 - 14.58	7,415,368	7.95	$5.29	3,252,906	$3.86

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Compensation

      In 2000 and 1999, the Company issued options and purchase rights to employees having a fair value greater than the related exercise price. These options and purchase rights totaled 1,264,875 and 7,045,125 shares of common stock at a weighted average exercise price of $2.28 and $0.59, respectively. The weighted average fair value of the common stock at the time the options were issued was $9.27 and $2.95 per share in 2000 and 1999, respectively. Accordingly, the Company recorded approximately $8,830,000 and $15,842,000 as the value of such options in 2000 and 1999, respectively. Stock compensation of $462,000, $1,025,000 and $2,957,000 was amortized to expense in 2003, 2002 and 2001, respectively. At December 31, 2003 and 2002, the Company had $4,000 and $491,000 in deferred compensation related to employee options, respectively.

      In 2002, 2001, 2000 and 1999, the Company issued non-statutory common stock options to consultants to purchase 2,750, 12,500, 204,550 and 147,200 shares of common stock, of which options to purchase 63,250, 80,125, and 149,250 shares of common stock were outstanding at December 31, 2003, 2002, and 2001, respectively. Accordingly, the Company recorded $5,000, $15,000 and $85,000 as the fair value of such options in 2003, 2002 and 2001, respectively. Stock compensation expense of $5,000, $40,000, and $84,000 was recognized as a result of issuing these options in 2003, 2002 and 2001, respectively. The fair value attributed to the unvested portion of these options is subject to adjustment based upon the future value of the Company’s common stock. The fair values of these options were determined at the date of vesting using the methods specified by SFAS 123 with the following weighted average assumptions: expected life, five years in 2003, 2002 and 2001; risk-free interest rate, 2.9 percent in 2003, 3.6 percent in 2002 and 4.5 percent in 2001; volatility of 114 percent in 2003, 124 percent in 2002 and 143 percent in 2001; and no dividends during the expected term. Forfeitures are recognized as they occur.

Common Stock

      At December 31, 2003, the Company has reserved shares of common stock for issuance as follows:

Issuance under stock option plans	10,696,372
Issuance under ESPP	765,725

11,462,097

Receivable from Sales of Stock

      At December 31, 2003, notes receivable from stockholders representing notes receivable from certain employees of the Company were composed of (dollars in thousands, except per share amounts):

	Stock Purchased

Issue Date	Amount	Number	Per Share	Interest Rate

January 2000	$50	37,500	1.33	6.12%
March 2000	37	9,375	4.00	6.46%

Total	$87	46,875

      These full recourse notes are secured by common stock and generally are due five years from the issue dates. The stock sold in connection with certain of these notes and other stock sales for cash are subject to repurchase by the Company at the original issuance price; this right generally lapses over a four-year period subject to continued employment. At December 31, 2003, 44,072 shares of common stock were subject to this repurchase right.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8.	Net Income (Loss) Per Share

      The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share (in thousands, except per share amounts):

	Years Ended December 31,

	2003	2002	2001

Net income (loss) (numerator)	$1,662	$(14,237)	$(38,647)
Shares (denominator):
Basic Weighted average common shares outstanding	50,140	47,047	46,219
Weighted average common shares outstanding subject to repurchase	(162)	(913)	(2,327)

Shares used in computation	49,978	46,134	43,892
Diluted
Dilution impact from option equivalent shares	3,932
Dilution impact from employee stock purchase plan	210
Add back weighted average common shares subject to repurchase	162	—	—

Shares used in computation	54,282	46,134	43,892

Net income (loss) per share
Basic	$0.03	$(0.31)	$(0.88)

Diluted	$0.03	$(0.31)	$(0.88)

      For the above-mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been antidilutive. Such outstanding securities consist of the following:

	Years Ended December 31,

	2003	2002	2001

Shares of common stock subject to repurchase	44,072	384,540	1,562,891
Outstanding options	7,415,368	7,868,913	6,864,121
Weighted average exercise price of options and stock purchase rights	$5.29	$4.04	$3.24

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.	Commitments and Contingencies

Lease Commitments

      The Company leases its principal facilities under noncancelable operating leases expiring through December 2005. Future minimum rental payments under operating leases are as follows (in thousands):

Operating
Leases

Year Ending December 31,
2004	$1,489
2005	773

Total minimum lease payments	$2,262

      Rent expense was approximately $1,415,000, $1,312,000 and $1,563,000 (net of sublease income of approximately $48,600, $72,000 and $79,000) for 2003, 2002 and 2001, respectively. The lease provides for escalating rental payments over the lease period. Rent expense is recognized on a straight-line basis over the term of the lease. Deferred rent represents the difference between rental payments and rent expense recognized. Current deferred rent is included in accrued liabilities, with the long-term portion being included in other long-term liabilities.

Purchase Commitments

      At December 31, 2003, the Company had noncancelable inventory purchase commitments totaling approximately $2,968,000.

Contingencies

      In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. On March 11, 2004, the Company received a letter dated March 9, 2004 from AT&T Wireless that states that AT&T Wireless will continue to operate its Cellular Digital Packet Data network for “certain valuable partners,” including @Road, until at least September 30, 2004. The letter further states that this extension of Cellular Digital Packet Data network availability extends across all AT&T Wireless geographic locations. The Company is currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of its services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, the Company currently estimates that as of September 30, 2004 the Company will have approximately 8,000 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use the Company’s services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. The Company does not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, the Company does not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on its financial results.

      In its Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its Cellular Digital Packet Data network at the end of 2005. The Company estimates that as of December 31, 2005 it will have approximately 5,000 subscribers in their initial contract periods that are then using Verizon Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use its services. To

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. The Company does not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, the Company does not expect that the termination of Verizon Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

      The Company is party to legal proceedings in the ordinary course of business. Based on evaluation of these other matters, the Company believes that these matters will not have a material effect on its results of operations or financial position.

Other Contingencies

      The Company from time to time enters into certain types of agreements that contingently require it to indemnify parties against third party claims. These agreements primarily relate to: (i) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) certain agreements under which the Company indemnifies customers and partners for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

      The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of December 31, 2003.

      In general, the Company provides its customers a one year limited warranty in connection with the sale of its products that the hardware furnished under the agreement will be free from defects in materials and workmanship and will substantially conform to the specifications for such hardware. The Company’s policy is to expense such costs as incurred. To date, the Company has incurred minimal costs related to this limited warranty obligation.

Note 10.	Restructuring of Operations

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

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rate differs from the expected benefit at the federal statutory tax rate for the years ended December 31 as follows:

	2003	2002	2001

Federal statutory rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal benefit	21.30	(6.14)	(4.84)
Non-deductible stock compensation charges	(50.11)	2.61	2.78
Research and development credits	(16.24)	(2.72)	(0.56)
Other	2.07	(1.04)	(2.22)
Valuation allowance	7.98	42.29	39.84

Effective tax rate	—%	—%	—%

      Net deferred tax assets at December 31 consist of (in thousands):

	2003	2002

Net operating loss carry forwards	$36,141	$34,815
Credit carry forwards	3,719	3,016
Accruals and reserves recognized in different periods	3,780	4,115

Total gross deferred tax assets before valuation allowance	43,640	41,946
Valuation reserve	(43,640)	(41,946)

Net deferred tax asset	$—	$—

      At December 31, 2003, the Company had federal and state net operating loss (NOL) carry forwards of approximately $95,700,000 and $50,897,000, respectively. The federal NOL carry forwards expire through 2023, while the state NOL carry forwards expire through 2013.

      At December 31, 2003 approximately $3,089,000 of valuation allowance for deferred tax assets relating to net operating loss carry forwards is attributed to employee stock option deductions, the benefit from which will be allocated to equity rather than current earnings when realized.

      At December 31, 2003, the Company also has federal and state research credits of approximately $2,078,000 and $1,529,000, respectively. The federal tax credit carry forward expires through 2023. The state tax credit carry forward has no expiration.

      Current federal and California tax law includes provisions limiting the annual use of net operating loss and credit carry forwards in the event of certain defined changes in stock ownership. The Company’s capitalization described herein may have resulted in such a change. Accordingly, the annual use of the Company’s net operating loss and credit carry forwards would be limited according to these provisions. Management has not yet determined the extent of such limitation. Such limitation may result in the loss of carry forward benefits due to their expiration.

Note 12.	Related Party Transactions

      The Company purchased approximately $2,285,000 in 2003 and $1,892,000 in 2002, of inventory from a stockholder. During 2003, the stockholder sold all the shares of the Company’s common stock it previously owned. At December 31, 2002, approximately $198,000 owed to the stockholder was included in accounts payable.

AT ROAD, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Note 14.	Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2003	2003	2003	2003	2002	2002	2002	2002

Consolidated Statements of Operations Data:
Total revenues	$17,237	$16,616	$15,769	$13,741	$12,946	$11,316	$10,458	$9,700
Income (loss) from operations	1,859	938	(371)	(1,455)	(2,189)	(2,969)	(3,432)	(5,455)
Net income (loss)	$2,097	$1,095	$(227)	$(1,303)	$(2,017)	$(2,763)	$(4,247)	$(5,210)

Net income (loss) per share:
Basic	$0.04	$0.02	$(0.00)	$(0.03)	$(0.04)	$(0.06)	$(0.09)	$(0.12)

Diluted	$0.04	$0.02	$(0.00)	$(0.03)	$(0.04)	$(0.06)	$(0.09)	$(0.12)

Shares used in calculating net income (loss) per share:
Basic	53,450	50,689	48,196	47,577	46,990	46,355	45,904	45,287

Diluted	58,209	50,689	48,196	47,577	46,990	46,355	45,904	45,287

SCHEDULE II

AT ROAD, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(In thousands)

		Additions
	Balance at	and	Write-off	Balance at
	Beginning	Charges to	and	End of
	of Year	Expenses	Deductions	Year

Year Ended December 31, 2003
Accounts receivable allowance	$1,900	$(127)	$352	$1,421

Year Ended December 31, 2002
Accounts receivable allowance	$3,633	$461	$2,194	$1,900

Year Ended December 31, 2001
Accounts receivable allowance	$2,247	$2,442	$1,056	$3,633

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AT ROAD, INC.

By:	/s/ KRISH PANU

Krish Panu
President and Chief Executive Officer

Date: March 12, 2004

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

Signature	Title	Date

/s/ KRISH PANU Krish Panu	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2004

/s/ THOMAS C. HOSTER Thomas C. Hoster	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2004

/s/ KRIS CHELLAM Kris Chellam	Director	March 12, 2004

/s/ CHARLES E. LEVINE Charles E. Levine	Director	March 12, 2004

/s/ STUART PHILLIPS Stuart Phillips	Director	March 12, 2004

/s/ T. PETER THOMAS T. Peter Thomas	Director	March 12, 2004

EXHIBIT INDEX

3.4*	***	Amended and Restated Bylaws of the Registrant, as amended.
3.5*		Amended and Restated Certificate of Incorporation of the Registrant.
4.1*		Specimen Stock Certificate.
10.1*	†	CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997.
10.2*	†	Form of Wireless Network Services Agreement and Form of Purchase Agreement for Goods.
10.7*	†	Joint Marketing Agreement between the Registrant and Cellco Partnership dated June 25, 1999 and Amendment No. 1 dated October 12, 1999.
10.8*		Sublease Agreement between the Registrant and Sterling Software (Western), Inc. dated August 24, 1999.
10.9*		Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated April 18, 1995.
10.10	*	Sublease Agreement between the Registrant and LSI Logic Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated February 8, 2000.
10.11	*	Agreement between the Registrant and Elnet Technologies Ltd. dated November 16, 1999.
10.12	*	1996 Stock Option Plan.
10.13	*	2000 Stock Option Plan.
10.14	*	2000 Employee Stock Purchase Plan.
10.15	*	2000 Directors’ Stock Option Plan.
10.16	*	Form of Indemnification Agreement.
10.19	*	Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000.
10.20	*†	CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000.
10.21	*	Joint Marketing Agreement between the Registrant and GTE Wireless Service Corporation dated May 5, 2000.
10.22	*	Loan and Security Agreement between the Registrant and Silicon Valley Bank dated June 30, 1999, Loan Modification Agreement dated July 23, 1999, Loan Modification Agreement dated December 29, 1999 and Loan Modification Agreement dated March 31, 2000.
10.23	*†	Strategic Agreement between the Registrant and Hitachi Software Engineering Co., Ltd. dated July 21, 2000.
10.24	*	Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated August 3, 2000.
10.25	**	First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001.
10.26	**	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated March 21, 2001.
10.27	***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January 19, 2001.
10.28	***†	Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001.
10.29	***†	Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000.
10.30	***†	Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile Communications LLC dated January 10, 2002.
10.31	***†	Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001.

10.32	***†	Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc. dated December 28, 2001.
10.33	***	Loan Modification Agreements between the Registrant and Silicon Valley Bank dated July 31, 2001, September 30, 2001 and November 5, 2001.
10.34	***	Co-Marketing Agreement between the Registrant and Southern Communications Services, Inc. dated March 4, 2002.
10.35	****	Agreement between the Registrant and Elnet Technologies Ltd. dated November 17, 2002.
10.36	****	Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 24, 2002.
10.37	****†	Reseller Agreement between the Registrant and AT&T Wireless dated February 24, 2003. December 30, 2003.
10.38		Loan Modification Agreement between the Registrant and Silicon Valley Bank dated December 30, 2003.
10.39		First Amendment to Sublease between the Registrant and Athena Semiconductor, Inc., dated March 14, 2003.
10.40		Second Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated December 31, 2003.
10.41		Agreement between the Registrant and Elnet Technologies Ltd., dated December 10, 2003.
21.1*		List of Subsidiaries.
23.1		Independent Auditors’ Consent.
24.1		Power of Attorney (see page 60).
31.1		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1		Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2		Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

*	Incorporated by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed with the SEC on July 13, 2000.

**	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 30, 2001.

***	Incorporated by reference to our Report on Form 10-K filed with the SEC on March 28, 2002.

****	Incorporated by reference to our Report on Form 10-K/A filed with the SEC on July 29, 2003.

†	Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.