Form 10-Q
period 2004-03-31
AT ROAD INC
filed 2004-05-10
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004 there were 54,196,579 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.
Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003.
Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2004 and 2003 and the nine months ended December 31, 2003.
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003.
Notes to Condensed Consolidated Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II.	OTHER INFORMATION
Item 1. Legal Proceedings.
Item 6. Exhibits and Reports on Form 8-K.
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

AT ROAD, INC.

Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)
(unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$14,610	$103,669
Short-term investments	93,628	2,000
Accounts receivable, net	6,105	7,109
Inventories	4,019	2,425
Deferred product costs	11,507	11,921
Prepaid expenses and other	1,642	1,269

Total current assets	131,511	128,393
Property and equipment, net	2,300	2,298
Deferred product costs	7,312	7,270
Intangible assets, net	18	28
Other assets	1,300	1,027

Total assets	$142,441	$139,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,747	$5,057
Accrued liabilities	5,621	5,465
Deferred revenue and customer deposits	9,859	9,751

Total current liabilities	20,227	20,273
Deferred revenue	6,391	6,582
Other long-term liabilities	17	33

Total liabilities	26,635	26,888
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none at March 31, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding:53,864,085 at March 31, 2004, 53,700,445 at December 31, 2003	228,956	228,441
Deferred stock compensation	—	(4)
Notes receivable from stockholders	(37)	(87)
Accumulated other comprehensive loss	(1)	—
Accumulated deficit	(113,112)	(116,222)

Total stockholders’ equity	115,806	112,128

Total liabilities and stockholders’ equity	$142,441	$139,016

See notes to consolidated financial statements

At Road, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Service	$14,027	$10,603
Product	3,865	3,138

Total revenues	17,892	13,741

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	3,963	3,792
Cost of product revenue	4,405	4,637
Intangibles amortization	10	424
Sales and marketing	3,111	2,597
Research and development	1,367	1,336
General and administrative	2,182	2,218
Stock compensation(*)	4	192

Total costs and expenses	15,042	15,196

Income (loss) from operations	2,850	(1,455)

Other income, net:
Interest income, net	254	148
Other income, net	6	4

Total other income, net	260	152

Net income (loss)	$3,110	$(1,303)

Net income (loss) per share:
Basic	$0.06	$(0.03)

Diluted	$0.05	$(0.03)

Shares used in calculating net income (loss) per share:
Basic	53,771	47,577

Diluted	58,298	47,577

(*)Stock compensation:
Cost of service revenue	$—	$5
Cost of product revenue	—	10
Sales and marketing	1	5
Research and development	1	35
General and administrative	2	137

Total	$4	$192

See notes to condensed consolidated financial statements.

At Road, Inc.

Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Loss
Three Months Ended March 31, 2004 and 2003 and the Nine Months Ended December 31, 2003
(In thousands, except share and per share amounts)
(unaudited)

	Common Stock		Deferred Stock	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Stockholders’	Total Comprehensive
	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Income (Loss)
BALANCES, January 1, 2003	47,747,156	$170,610	$(491)	$(2,068)	$—	$(117,884)	$50,167
Net loss						(1,303)	(1,303)	$(1,303)

Exercise of stock options	203,432	263					263
Collection of notes receivable from stockholders				26			26
Deferred stock compensation		5	(5)				—
Reversal of deferred stock compensation due to employee terminations		(10)	10				—
Amortization of deferred stock compensation	—	—	192	—	—	—	192

BALANCES, March 31, 2003	47,950,588	$170,868	$(294)	$(2,042)	$—	$(119,187)	$49,345

Net income						2,965	2,965	$2,965

Common stock issued through secondary public offering, net of issuance costs	4,000,000	51,889					51,889
Shares issued through employee stock purchase plan	563,295	1,484					1,484
Exercise of stock options	1,186,562	4,215					4,215
Collection of notes receivable from stockholders				1,955			1,955
Reversal of deferred stock compensation due to employee terminations		(15)	15				—
Amortization of deferred stock compensation	—	—	275	—	—	—	275

BALANCES, December 31, 2003	53,700,445	$228,441	$(4)	$(87)	$—	$(116,222)	$112,128

Net income						3,110	3,110	$3,110
Unrealized loss on short-term investments					(1)		(1)	(1)

Exercise of stock options	163,640	515					515	$3,009

Collection of notes receivable from stockholders				50			50
Amortization of deferred stock compensation	—	—	4	—	—	—	4

BALANCES, March 31, 2004	53,864,085	$228,956	$—	$(37)	$(1)	$(113,112)	$115,806

See notes to consolidated financial statements.

At Road, Inc.

Condensed Consolidated Statement of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$3,110	$(1,303)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	300	1,142
Loss on disposal of property and equipment	(2)	4
Amortization of deferred stock compensation	4	192
Provision for inventory reserves	(14)	60
Provision for doubtful accounts	(98)	43
Change in assets and liabilities:
Accounts receivable	1,102	801
Inventories	(1,580)	593
Deferred product costs	372	(1,762)
Prepaid expenses and other	(373)	21
Accounts payable	(310)	297
Accrued and other liabilities	140	(526)
Deferred revenue and customer deposits	(83)	1,614

Net cash provided by (used in) operating activities	2,568	(1,176)

Cash flows from investing activities:
Purchase of property and equipment	(290)	(104)
Purchases of short-term investments	(91,628)	—
Purchases of restricted short-term investments	—	(4)
Other assets	(274)	(28)

Net cash used in investing activities	(92,192)	(136)
Cash flows from financing activities:
Net proceeds from sale of common stock	515	263
Proceeds from payments on notes receivable issued to stockholders	50	26

Net cash provided by financing activities	565	289

Net increase (decrease) in cash and cash equivalents	(89,059)	1,329
Cash and cash equivalents:
Beginning of period	103,669	35,659

End of period	$14,610	$36,988

Non-cash investing and financing activities:
Deferred stock compensation	$—	$5

Reversal of deferred stock compensation	$—	$10

See notes to condensed consolidated financial statements.

At Road, Inc.

Notes To Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying condensed consolidated financial statements were prepared by At Road, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for such periods. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended December 31, 2003(No. 000-31511), filed with the SEC.

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

Note 2 — Basic and Diluted Net Income (Loss) per Share

     Basic net income (loss) per share excludes the effect of dilutive securities and is computed by dividing net income (loss) by the weighted average common shares outstanding (excluding shares subject to repurchase). Diluted net income per share is computed by dividing net income by the weighted average common shares outstanding plus the weighted average number of common shares resulting from the assumed conversion of outstanding stock options and employee stock plan shares. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

     The following is a reconciliation of the denominators used in calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss), basic and diluted	$3,110	$(1,303)
Shares (denominator):
Basic
Weighted average common shares outstanding	53,795	47,876
Weighted average common shares outstanding subject to repurchase	(24)	(299)

Shares used in computation of basic net income (loss) per share	53,771	47,577
Diluted
Dilution impact from option equivalent shares	4,317	N/A
Dilution impact from employee stock purchase plan	18	N/A
Add back weighted average common shares subject to repurchase	24	N/A

Shares used in computation of diluted net income (loss) per share	58,298	47,577

Basic net income (loss) per share	$0.06	$(0.03)

Diluted net income (loss) per share	$0.05	$(0.03)

     The total number of options and restricted stock subject to repurchase excluded from the diluted net loss per share computation were as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Shares of common stock subject to repurchase	—	209
Outstanding options	—	8,018

     Note 3 — Balance Sheet Items

     Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials	$1,691	$1,294
Work in process	314	177
Finished goods	2,014	954

Total	$4,019	$2,425

     Deferred revenue and customer deposits consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Deferred revenue	$9,372	$9,341
Customer deposits	487	410

Total	$9,859	$9,751

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

     SFAS No. 123 requires the disclosure of pro forma net income or loss as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including expected time to exercise, which greatly affect the calculated values. The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. The Company used the following weighted average assumptions:

	Three Months Ended
	March 31,
	2004	2003
Stock Option Plans:
Risk free interest rate	2.79%	2.78%
Expected volatility	105.9%	119.0%
Expected life (in years)	5	5
Expected dividend	$0.00	$0.00

	Three Months Ended
	March 31,
	2004	2003
Employee Stock Purchase Plan:
Risk free interest rate	1.02%	1.30%
Expected volatility	71.3%	105.9%
Expected life (in years)	0.5	0.5
Expected dividend	$0.00	$0.00

     If the computed minimum values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, net income (loss) and basic and diluted net income (loss) per share on a pro forma basis (as compared to such items as reported) would have been (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) as reported	$3,110	$(1,330)
Less: stock based employee compensation expense included in reported net loss	4	186
Add: stock-based employee compensation expense determined under fair value based method	(2,343)	(1,792)

Pro forma net income (loss)	$771	$(2,909)
Basic net income (loss) per share:
As reported	$0.06	$(0.03)

Pro forma	$0.01	$(0.06)

Diluted net income (loss) per share:
As reported	$0.05	$(0.03)

Pro forma	$0.01	$(0.06)

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

     Information regarding the Company’s intangible asset is as follows (in thousands):

	At March 31, 2004			At December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Depreciation	Net	Amount	Depreciation	Net
Purchased technology	$5,052	$(5,034)	$18	$5,052	$(5,024)	$28

     For the three months ended March 31, 2004 and 2003, amortization of purchased technology was $10,000 and $424,000, respectively. Purchased technology is expected to be fully amortized in 2004.

Note 6 — Segment Reporting

     During the three months ended March 31, 2004 and 2003, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States for the three months ended March 31, 2004 and 2003 and had no significant long-lived assets deployed outside the United States at March 31, 2004.

Note 7 — Recently Issued Accounting Pronouncements

     The Financial Accounting Standards Board (FASB) issued Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”). FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. The Company has not invested in any entities that the Company believes are variable interest entities for which the Company is the primary beneficiary. The adoption of FIN 46-R had no impact on its financial position, results of operations or cash flows.

Note 8 — Contingencies

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of March 31, 2004

     In general, the Company provides its customers a one year limited warranty in connection with the sale of its products that the hardware furnished under the agreement will be free from defects in materials and workmanship and will substantially conform to the specifications for such hardware. The Company’s policy is to expense such costs as incurred. To date, the Company has incurred minimal costs related to this limited warranty obligation.

Note 9 — Subsequent Events

     On April 12, 2004, the Company entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. providing for the acquisition of MDSI. The Company and MDSI each expect to incur significant costs associated with the acquisition, which is expected to be completed in July 2004. The acquisition will be accounted for using the purchase method. Under the terms of the agreement, MDSI shareholders will be entitled to receive for each MDSI share owned, at the election of the holder, one of the following: 0.75 shares of the Company’s common stock; 0.75 equivalent shares in a new Canadian subsidiary owned by the Company; or $9.00 in cash. The maximum amount of cash to be issued by the Company in the proposed transaction is capped at $19.5 million. If all MDSI shareholders elect to receive common stock in the Company, MDSI shareholders will own approximately 10% of the Company’s outstanding common stock after the completion of the transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our historical and future losses, operating results and profitability, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Form 10-Q, in our annual report on Form 10-K for the year ended December 31, 2003(No. 000-31511), filed on March 12, 2004, and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2003 and in our other filings with the SEC.

Overview

     We are a leading provider of mobile resource management (“MRM”) services, a rapidly growing category of business productivity solutions that enable the effective management of mobile resources. Our MRM services allow customers to improve productivity by enabling the effective management of their mobile workers and assets, and their goods and services. In addition, our services are designed to allow customers to increase the utility of their mobile resources and decrease costs of operations by facilitating business processes, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field. Our services also provide location, reporting, dispatch, messaging, and other management services and are designed to be easy to implement and use. Our customers can manage their mobile workers in several ways, including by logging onto our website, having their data emailed to them, receiving their data directly into their existing software applications, using any wireline or wireless telephone to access our speech-to-text voice portal or requesting information from our data centers using application programming interfaces.

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

     To date, we have not sold our services outside the United States and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2004. Verizon Communications represented 17% of total revenues for the three months ended March 31,2004 and 14% for the same period in 2003. No other customer comprised 10% or more of total revenues in either period.

     Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We incurred losses in each quarter from inception through the quarter ending June 30, 2003, and may incur net losses in the future. At March 31, 2004, we had an accumulated deficit of $113.1 million. Our limited operating history makes it difficult to forecast future operating results. We may not sustain or increase profitability on a quarterly or annual basis.

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

     Through March 31, 2004, our services have been available only by using our platform or a location- or wireless application protocol-enabled mobile telephone. Accordingly, through March 31, 2004, service revenue, which is comprised of monthly fees, was recognized ratably over the minimum service contract period, which commenced (a) upon installation where customers have installed our platform in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our services with a location-enabled mobile telephone.

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

Income taxes

     We have substantial deferred tax assets that relate to prior period losses, primarily in the United States. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In most cases, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have created valuation reserves to reduce the net asset values to zero. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against the net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Conversely, we may be able to reverse the valuation allowances in future periods should we generate taxable income. At December 31, 2003, we had approximately $43.6 million of valuation allowances related to our net deferred tax assets.

RESULTS OF OPERATIONS

     The three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
Service revenue	$14,027	$10,603

Cost of service revenue (excluding intangibles amortization included below)	3,963	3,792
Intangibles amortization	10	424
Stock compensation — cost of service revenue	0	5

Total cost of service revenue	3,973	4,221

Service gross margin	$10,054	$6,382

Service gross margin percentage	72%	60%

Service revenue

     Service revenue increased 32% for the three months ended March 31, 2004 from the same period in 2003, as a direct result of the growth in our installed base of subscribers to our services. Subscribers were 130,000, 125,000, 99,000 and 90,000, at March 31, 2004, December 31, 2003, March 31, 2003 and December 31, 2002, respectively. In addition to subscriber growth, our service revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for products and services is tempered because revenues from new pricing are layered on top of revenues from existing subscribers. Price changes did not have a material impact on service revenue between periods. Achieved average monthly revenue per subscriber was approximately $36.67 for the three months ended March 31, 2004, down from $37.40 for the same period in 2003. Of the change, an increase of approximately $0.34 was related to adoption of additional service capabilities and features by subscribers. The remaining decrease of approximately $1.07 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing customers.

     Underlying this change is a trend over recent quarters related to the variety of wireless protocols we now offer customers, specifically, iDEN, GPRS, and 1xRTT. We describe those arrangements in which customers contract directly with carriers for the wireless airtime component of our service as “unbundled”. Conversely, we describe arrangements in which we contract for the wireless airtime portion as “bundled”. The nature of our relationship with the carriers dictates whether we will be entering into a bundled or unbundled arrangement with the customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific customer area of operation. Additionally, we are agnostic as to what protocol is selected in that we have priced our services such that a similar contribution to gross profits results from either arrangement. We have observed an increase in the proportion of new subscribers being added on an unbundled basis. We expect that this trend will continue through the next 12 to 18 months.

Cost of service revenue (excluding intangibles amortization)

     Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are composed of costs associated with connecting our services to wireless networks and the Internet and royalty and subscription fees paid to others. Support and other delivery costs include such expenses as employee salaries and related expenses and depreciation of our data centers. Cost of service revenue increased to $4.0 million from $3.8 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cost of service revenue resulted from an increase in employee-related costs of $295,000 and increases in delivery expenses of $57,000, consistent with growth in our installed base of subscribers. These increases were offset in part by decrease in depreciation of $244,000, as certain assets became fully depreciated. Cost of service revenue headcount increased to 105 from 72 at March 31, 2004 and 2003, respectively. We expect that headcount increases during the next 12 months will be moderate. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a slower rate than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenue will be greater than the growth in cost of service revenue as we continue to add subscribers.

Service gross margin

During the three months ended March 31, 2004 and 2003, service gross margins improved to 72% from 60% , respectively, as a result of increased service revenue, associated with growth in our installed base of subscribers, and a smaller increase in overall cost of service revenue, including intangibles amortization. Average subscribers increased 35% for the three months ended March 31, 2004 compared to the same period in the prior year. Cost of service revenue includes fixed indirect expenses and, therefore, generally increases at rates slower than the growth in our installed base of subscribers.

	Three Months Ended
	March 31,
	2004	2003
Product revenue	$3,865	$3,138
Cost of product revenue (excluding intangibles amortization included below)	4,405	4,637
Stock compensation — cost of product revenue	—	10

Total cost of product revenue	4,405	4,647

Product gross deficit	$(540)	$(1,509)

Product gross deficit percentage	(14)%	(48)%

Product revenue

     Product revenue increased 23% for the three months ended March 31, 2004, respectively, from the same periods in 2003. This growth is consistent with the growth in our installed base of subscribers whose service is enabled by deployment of an Internet Location Manager. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases as well. This effect is tempered by the number of subscribers whose service is deployed through the use of a location- or wireless application protocol-enabled mobile telephone installed with our software application; we do not sell these devices and therefore do not recognize any revenues or costs for such sales. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost is complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue will grow more slowly than service revenue.

Cost of product revenue

     Cost of product revenue consists of the cost of the Internet Location Manager, Internet Data Terminal, ruggedized personal digital assistant and related parts; costs associated with the final assembly, test, provisioning, delivery and installation of our products; and other costs such as provisions for inventory and repair costs. Historically, the selling prices of our products were often at or below our costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Generally, we expect the selling prices of our products to be approximately equal to or exceed the product costs in future periods. The impact of selling products below our cost on future cash flow from operations is expected to be minimal. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably increases. Upon completion of the initial term of a customer’s contract, recognition of deferred product cost is complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue and cost of product revenue will grow more slowly than service revenue.

     Cost of product revenue decreased to $4.4 million for the three months ended March 31, 2004 from $4.6 million for the same period in 2003. The decrease in cost of product revenue primarily resulted from a $218,000 reduction in lower-of-cost-or-market adjustments associated with discounting of hardware.

Product gross deficit

     During the three months ended March 31, 2004 and 2003, product gross deficit improved to (14)% from (48)% , respectively. Increases in product revenue from deferrals associated with the growth in our installed base of subscribers were greater than the related increases in product costs from deferrals. While we expect the selling prices of our products to be approximately equal to or to exceed product costs in future periods, after considering other costs, such as those described in “Cost of product revenue” above, we do not expect to generate significant product gross margin during the next twelve months.

Intangibles amortization

     Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com in September 2002. The costs are being amortized over estimated an estimated useful life of three and two years, respectively.

Sales and Marketing Expenses

     Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses increased to $3.1 million in the three months ended March 31, 2004 from $2.6 million in the same period in 2003. The increase is primarily attributed to higher employee-related expenses of $295,000 associated with an increase in headcount to 93 at March 31, 2004 from 85 at March 31, 2003 and increases in promotional expenses of $106,000. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and Development Expenses

     Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses increased to $1.4 million in the three months ended March 31, 2004 from $1.3 million in the three months ended March 31, 2003. The increase was primarily due to increases in employee related expenses of $139,000. We expect that research and development expenses will increase in future periods as we develop and introduce new products and services.

General and Administrative Expenses

     General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses were $2.2 million for the three months ended March 31, 2004, flat with the same period in 2003. In 2004, increases in employee related expenses of $247,000 were offset by reductions in the provisions for allowance for doubtful accounts of $118,000 and decreases in professional fees of $98,000. General and administrative headcount totaled 53 and 51 at March 31, 2004 and 2003, respectively. We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses and professional fees associated with our operation as a public company.

Stock compensation expense

     Deferred stock compensation related to stock option grants to employees and consultants was fully amortized at March 31, 2004. Deferred stock compensation is amortized on an accelerated basis over the vesting period of individual awards. Stock compensation expense decreased to $4,000 for the three months ended March 31, 2004 from $192,000 for the three months ended March 31, 2003.

Interest income, net

     Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments and interest expense relates to the short-term financing of insurance costs. Interest income net of interest expense increased to $254,000 from $148,000 in the three months ended March 31, 2004 and 2003, respectively. The increases are the result of larger invested balances.

Other income, net

     During the three month periods ended March 31, 2004 and 2003, other expense consisted primarily of net foreign currency transaction gains related to our subsidiary in India.

Income taxes

     Through 2002, we incurred net losses for federal and state tax purposes and except for only minimum state income and franchise taxes have not recognized any tax provision or benefit. Net income earned during the three months ended March 31, 2004, was offset by the utilization of prior years’ net operating losses; therefore no income tax expense was provided. A net loss was recorded for the three months ended March 31, 2003 and, therefore, no tax provision or benefit was recognized in that period.

Net income (loss)

     Net income (loss) increased to $3.1 million from $(1.3) million for the three months ended March 31, 2004 and 2003, respectively. Our operating costs decreased to $15.0 million from $15.2 million for the three months ended March 31, 2004 and 2003, respectively. This decrease in expenses was accompanied by an increase in revenues to $17.9 million from $13.7 million for the three months ended March 31, 2004 and 2003, respectively.

     We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2004, we held $14.6 million of cash and cash equivalents and $93.6 million of short-term investments. Working capital totaled $111.3 million at March 31,2004. We have a $100,000 revolving line of credit facility against which there were no borrowings as of March 31, 2004. The line of credit expires December 31, 2004.

     Net cash provided by (used in) operating activities was $2.6 million and $(1.2) million for the three months ended March 31, 2004 and 2003, respectively. This improvement in net cash provided by (used in) operating activities was primarily attributed to an increase in net income adjusted for non-cash expenses and charges (depreciation and amortization, gain on disposal of property and equipment, amortization of deferred stock compensation, provision for inventory reserves and provisions for doubtful accounts). Cash provided by operating activities during the three months ended March 31, 2004 also increased in comparison to the prior year period due to lower accounts receivable and deferred product cost balances, offset in part by increases in inventory, prepaid and other expenses balances, and lower deferred revenue and customer deposits balances. Improvements in accounts receivable collections as compared to increases in customer billings also contributed to increased operating cash flows in the three months ended March 31, 2004 compared to the same period in the prior year.

     At March 31, 2004 approximately $984,000 of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of March 31, 2004 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. Deferred product costs are recorded at the time of shipment and deferred product revenue is recorded at the time of installation. As a result, deferred product costs will generally exceed deferred revenue as we continue to grow our business. At March 31, 2004, total deferred product costs of $18.8 million exceeded total deferred revenue by $3.0 million.

     Net cash used in investing activities during the three months ended March 31, 2004 was $92.2 million, of which $91.6 million was used to purchase short-term investments. The remaining cash used was attributed to purchases of property and equipment of $290,000 and changes in other assets of $274,000.

     Net cash provided by financing activities increased to $565,000 from $289,000 for the three months ended March 31, 2004 and 2003, respectively, due to increases in proceeds from the issuance of our common stock and increased payments on notes receivable issued to shareholders.

     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for at least the next eighteen months. In conjunction with our expected acquisition of MDSI, we anticipate that we will reduce our cash and cash equivalents by approximately $20.0 million. This estimate includes the $19.5 million cash component related to purchase of outstanding shares of MDSI and residual transaction expenses.

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

On April 12, 2004, we entered into a Combination Agreement with MDSI Mobile Data Solutions Inc. providing for the acquisition of MDSI. The combined company may not realize expected benefits because of integration and other challenges.

The failure of the combined company to meet the challenges involved in integrating the operations of the Company and MDSI successfully or otherwise to realize any of the anticipated benefits of the acquisition could seriously harm the results of operations of the combined company. Realizing the benefits of the acquisition will depend in part on the successful integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that could significantly disrupt the business of the combined company.

The combined company may not successfully integrate the operations of the Company and MDSI in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the acquisition to the extent, or in the timeframe, anticipated. The anticipated benefits of the acquisition are based on projections and assumptions, including successful integration, not actual experience. In addition to the integration risks discussed above, the combined company’s ability to realize those benefits could be adversely effected by practical or legal constraints on its ability to combine operations.

At Road, Inc. and MDSI each expect to incur significant costs associated with the acquisition.

In connection with the acquisition of MDSI, we estimate that we will incur direct costs of approximately $0.5 million in addition to the $1.0 million which we have already incurred. We estimate that MDSI will incur direct transaction costs of approximately $0.5 million, which will be recognized as expenses as incurred, in addition to approximately $0.8 million already expensed. In addition, each of @Road and MDSI will incur fees in exchange for services provided by their respective investment bankers. We believe the combined entity may continue to incur charges to operations, which cannot be reasonably estimated at this time, in the quarter in which the acquisition is completed or the following quarters, to reflect costs associated with integrating the two companies. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition and the integration of the two companies.

Under the purchase method of accounting, the combined company will allocate the total estimated purchase price to our net tangible assets and amortizable intangible assets based on their fair values as of the date of completion of the acquisition, and record the excess of the purchase price over those fair values as goodwill. The combined company will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to the impairment of that asset. These amortization and potential impairment charges could have a material impact on the combined company’s results of operations and could have a material adverse effect on the market value of the common stock of the combined company following completion of the acquisition.

The stock price and business of At Road, Inc. may be adversely affected if the acquisition is not completed.

Completion of the acquisition is subject to several closing conditions, including the approval of MDSI shareholders and regulatory approval. The acquisition is also subject to approval of the British Columbia Supreme Court. The Company and MDSI may not be able to obtain such approvals on a timely basis or at all. If the acquisition is not completed, our operations may be harmed to the extent that customers, distributors, resellers and others believe that we cannot effectively compete in the marketplace without the acquisition, or there is uncertainty surrounding the future direction of our product and service offerings and strategy on a stand alone basis. If the acquisition is not completed, we would not derive the anticipated strategic benefits expected to result from the acquisition, which could adversely affect its business. We will also be required to pay significant costs incurred in connection with the acquisition, including legal, accounting and financial advisory fees, whether or not the acquisition is completed.

If, pursuant to its announcement, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in 2004, we may lose subscribers and our revenues could decrease.

Beginning March 31, 2003, AT&T Wireless discontinued new sales of Cellular Digital Packet Data service. AT&T Wireless has also indicated that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. During this quarter, we received a letter from AT&T Wireless that states that AT&T Wireless will continue to operate its Cellular Digital Packet Data network for certain partners including @Road, until at least September 30, 2004. If the termination of AT&T Wireless’ Cellular Digital Packet Data network disrupts our ability to deliver services to certain of our customers and we are unable to transition those customers to other networks, our revenues would decrease and customer satisfaction would suffer.

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

As we seek to serve larger customers, we face competition from businesses with greater financial resources, and we may be unable to compete effectively with these businesses.

The existing market is competitive. Competition is particularly vigorous for larger customers, which is a customer segment we have worked to serve. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. These competitors may have better name recognition, better product lines, greater sales, marketing and distribution capabilities, significantly greater financial resources, and existing relationships with some of our potential customers. We may not be able to effectively compete with these companies. Greater financial resources and product development capabilities may allow our competitors to respond more quickly to new or emerging technologies and changes in customer requirements that may render our products obsolete. In addition, these companies may reduce costs to customers and seek to obtain our customers through cost-cutting and other measures. To the extent these companies compete effectively with us, our business could be adversely affected by extended sales cycles or fewer sales.

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

We may establish alliances or acquire technologies or companies in the future, which could result in the dilution of our stockholders and disruption of our business, which could reduce our revenues or increase our costs.

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

We have only recently become profitable and may not sustain or increase profitability in the future. As of March 31, 2004, we had an accumulated deficit of $113.1 million. To sustain profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and our losses may increase in the future. To facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and may continue to experience, negative gross margins on the sale of our hardware. Changes such as increases in our pricing for products and services or the pricing of competing products and services may harm our ability to increase sales of our products and services to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

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

We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers or manufacturers. If these parties do not perform their obligations, or if they cease to manufacture and supply components critical for our products and services, we may be unable to find other suppliers or operate our business. We cannot be sure that alternative sources for key components used in our products, such as the Internet Location Manager and the Internet Data Terminal, will be available when needed, or if available, that these components will be available on commercially reasonable terms. Our sole suppliers and manufacturers of key components include:

•	Motorola, our sole supplier of wireless modems operable on Integrated Digital Enhanced Networks and of microcontrollers for our Internet Location Manager and

•	Taiwan Semiconductor Manufacturing Company, our sole manufacturer of our GPS digital receiver chips.

Although we believe we have sufficient quantities of GPS digital receiver chips to last the next twelve months, if our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of components critical for our products and services, if the quality of these components is inadequate, or if the terms for supply of these components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our subscriber base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

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

As of April 30, 2004, a limited number of stockholders own approximately 49% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of April 30, 2004, approximately 49% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Foreign Currency Exchange

     We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 and provides research and development and customer service activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Sierra Wireless, in Canada, provides the modem for some versions of the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System digital receiver chips; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 3 percent.

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

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification
32.2	Section 1350 Certification

     (b) The Company filed the following reports on Form 8-K during the three months ended March 31, 2004:

•	A current report on Form 8-K was filed on January 8, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on February 5, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AT ROAD, INC.

By: /s/ Carol Rice-Murphy

Carol Rice Murphy
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 10, 2004

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.