Form 10-Q
period 2004-06-30
@ROAD, INC
filed 2004-08-09
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-31511

@ROAD, INC.
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

Yes     ☒     No     ☐

As of July 30, 2004 there were 54,514,222 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

@Road, Inc.
Condensed Consolidated Balance Sheets
(In thousands, except share and par value amounts)
(unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$14,864	$103,669
Short-term investments	96,784	2,000
Accounts receivable, net	5,813	7,109
Inventories	3,248	2,425
Deferred product costs	12,735	11,921
Prepaid expenses and other	1,047	1,269

Total current assets	134,491	128,393
Property and equipment, net	2,406	2,298
Deferred product costs	6,693	7,270
Intangible assets, net	6	28
Other assets	334	1,027

Total assets	$143,930	$139,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,493	$5,057
Accrued liabilities	5,559	5,465
Deferred revenue and customer deposits	10,696	9,751

Total current liabilities	19,748	20,273
Deferred revenue	5,669	6,582
Other long-term liabilities	12	33

Total liabilities	25,429	26,888

Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, shares issued and outstanding: none at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value, 250,000,000 shares authorized, shares issued and outstanding: 54,416,483 at June 30, 2004, 53,700,445 at December 31, 2003	230,772	228,441
Deferred stock compensation	—	(4)
Notes receivable from stockholders	(37)	(87)
Accumulated other comprehensive loss	(188)	—
Accumulated deficit	(112,046)	(116,222)

Total stockholders’ equity	118,501	112,128

Total liabilities and stockholders’ equity	$143,930	$139,016

See notes to condensed consolidated financial statements.

@Road, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Service	$14,385	$12,135	$28,412	$22,738
Product	3,946	3,634	7,811	6,772

Total revenues	18,331	15,769	36,223	29,510

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	4,278	4,266	8,241	8,058
Cost of product revenue	4,391	5,192	8,796	9,829
Intangibles amortization	11	10	21	434
Sales and marketing	3,082	2,840	6,193	5,437
Research and development	1,431	1,297	2,798	2,633
General and administrative	2,371	2,440	4,553	4,658
Terminated acquisition costs (Note 9)	2,017	—	2,017	—
Stock compensation(*)	—	95	4	287

Total costs and expenses	17,581	16,140	32,623	31,336

Income (loss) from operations	750	(371)	3,600	(1,826)

Other income (expense), net:
Interest income, net	329	137	583	285
Other income (expense), net	(13)	7	(7)	11

Total other income (expense), net	316	144	576	296

Net income (loss)	$1,066	$(277)	$4,176	$(1,530)

Net income (loss) per share:
Basic	$0.02	$0.00	$0.08	$(0.03)

Diluted	$0.02	$0.00	$0.07	$(0.03)

Shares used in calculating net income (loss) per share:
Basic	54,185	48,196	53,978	47,887

Diluted	57,414	48,196	57,856	47,887

(*)Stock compensation:
Cost of service revenue	$—	$2	$—	$7
Cost of product revenue	—	4	—	14
Sales and marketing	—	5	1	10
Research and development	—	15	1	50
General and administrative	—	69	2	206

Total	$—	$95	$4	$287

See notes to condensed consolidated financial statements.

@Road, Inc.
Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income
For the Six Months Ended June 30, 2004 and 2003
and the Six Months Ended December 31, 2003
(In thousands, except share amounts)
(unaudited)

				Notes	Accumulated
			Deferred	Receivable	Other			Total
	Common Stock		Stock	From	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Income (Loss)
BALANCES, January 1, 2003	47,747,156	$170,610	$(491)	$(2,068)	$—	$(117,884)	$50,167
Net loss						(1,530)	(1,530)	$(1,530)

Shares issued under employee stock purchase plan	287,545	595					595

Exercise of stock options	638,438	1,351					1,351
Collection of notes receivable from stockholders				543			543
Deferred stock compensation		5	(5)
Reversal of deferred stock compensation due to employee terminations		(25)	25
Amortization of deferred stock compensation	—	—	287	—	—	—	287

BALANCES, June 30, 2003	48,673,139	$172,536	$(184)	$(1,525)	$—	$(119,414)	$51,413

Net income						3,192	3,192	$3,192

Common stock issued through secondary public offering, net of issuance costs	4,000,000	51,889					51,889
Shares issued under employee stock purchase plan	275,750	889					889
Exercise of stock options	751,556	3,127					3,127
Collection of notes receivable from stockholders				1,438			1,438
Amortization of deferred stock compensation			180	—	—	—	180

BALANCES, December 31, 2003	53,700,445	$228,441	$(4)	$(87)	$—	$(116,222)	$112,128

Net income						$4,176	$4,176	$4,176
Unrealized gain (loss) loss on short-term investments					(188)		(188)	(188)

Comprehensive income								$3,988
Shares issued under employee stock purchase plan	242,585	1,129					1,129

Exercise of stock options	473,453	1,202					1,202
Collection of notes receivable from stockholders				50			50
Amortization of deferred stock compensation			4	—	—	—	4

BALANCES, June 30, 2004	54,416,483	$230,772	$—	$(37)	$(188)	$(112,046)	$118,501

See notes to condensed consolidated financial statements.

@Road, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$4,176		$(1,530)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	617		1,511
Loss on disposal of property and equipment	—		4
Amortization of deferred stock compensation	4		287
Provision for inventory reserves	(48)		536
Provision for doubtful accounts and sales returns	(413)		60
Change in assets and liabilities:
Accounts receivable	1,709		(210)
Inventories	(775)		269
Deferred product costs	(237)		(2,758)
Prepaid expenses and other	(1,100)		250
Accounts payable	(1,564)		(523)
Accrued and other liabilities	72		(109)
Deferred revenue and customer deposits	32		3,471

Net cash provided by operating activities	2,473		1,258

Cash flows from investing activities:
Purchase of property and equipment	(704)		(746)
Terminated acquisition costs	2,017		—
Purchases of short-term investments	(94,972)		—
Proceeds from the sale of restricted short-term investments	—		241

Net cash used in investing activities	(93,659)		(505)

Cash flows from financing activities:
Proceeds from sale of common stock	2,331		1,946
Proceeds from payments on notes receivable issued to stockholders	50		543

Net cash provided by financing activities	2,381		2,489

Net increase (decrease) in cash and cash equivalents	(88,805)		3,242
Cash and cash equivalents:
Beginning of period	103,669		35,659

End of period	$14,864		$38,901

Non-cash investing and financing activities:
Deferred stock compensation	$—		$5

Reversal of deferred stock compensation	$—		$25

Unrealized loss on short-term investments	$188	$

See notes to condensed consolidated financial statements.

@Road, Inc.
Notes To Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying condensed consolidated financial statements were prepared by At Road, Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended December 31, 2003 (No. 000-31511), filed with the SEC.

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

Note 2 — Basic and Diluted Net Income (Loss) per Share

     Basic net income (loss) per share excludes the effect of dilutive securities and is computed by dividing net income (loss) by the weighted average common shares outstanding (excluding shares subject to repurchase). Diluted net income per share is computed by dividing net income by the weighted average common shares outstanding plus the weighted average number of common shares resulting from the assumed conversion of outstanding stock options and employee stock plan shares using the treasury stock method. Common share equivalents are excluded from the computation in loss periods, as their effect would be antidilutive.

     The following is a reconciliation of the denominators used in calculating basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$1,066	$(227)	$4,176	$(1,530)
Shares (denominator):
Basic
Weighted average common shares outstanding	54,185	48,373	53,990	48,125
Weighted average common shares outstanding subject to repurchase	—	(177)	(12)	(238)

Shares used in computation of basic net income (loss) per share	54,185	48,196	53,978	47,887
Diluted
Dilution impact from option equivalent shares	3,110	N/A	3,713	N/A
Dilution impact from employee stock purchase plan	119	N/A	153	N/A
Add back weighted average common shares subject to repurchase	—	N/A	12	N/A

Shares used in computation of diluted net income (loss) per share	57,414	48,196	57,856	47,887

Basic net income (loss) per share	$0.02	$0.00	$0.08	$(0.03)

Diluted net income (loss) per share	$0.02	$0.00	$0.07	$(0.03)

     The total number of options and restricted stock subject to repurchase excluded from the diluted net loss per share computations were as follows (in thousands):

	Three and Six Months Ended
	June 30,
	2004	2003
Shares of common stock subject to repurchase	—	131
Outstanding options	3,586	7,638

Note 3 — Balance Sheet Items

     Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$1,178	$1,294
Work in process	468	177
Finished goods	1,602	954

Total	$3,248	$2,425

     Deferred revenue and customer deposits (excluding long-term deferred revenue) consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Deferred revenue	$10,278	$9,341
Customer deposits	418	410

Total	$10,696	$9,751

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

     SFAS No. 123 requires the disclosure of pro forma net income or loss as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of the Black-Scholes option pricing model, even though the model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. This model also requires subjective assumptions, including expected time to exercise and volatility, which greatly affect the calculated values. The Company’s calculations are based on a single option valuation approach, and forfeitures are recognized as they occur. The Company used the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Stock Option Plans:
Risk free interest rate	3.85%	2.74%	3.32%	2.76%
Expected volatility	104.1%	115.0%	105.0%	117.0%
Expected life (in years)	5	5	5	5
Expected dividend	$0.00	$0.00	$0.00	$0.00

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Employee Stock Purchase Plan:
Risk free interest rate	1.07%	1.17%	1.04%	1.22%
Expected volatility	66.2%	74.4%	69.0%	87.2%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend	$0.00	$0.00	$0.00	$0.00

     If the computed fair values of the Company’s stock-based awards to employees had been amortized to expense over the vesting period of the awards as specified under SFAS No. 123, net income (loss) and basic and diluted net income (loss) per share on a pro forma basis (as compared to such items as reported) would have been (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss) as reported	$1,066	$(227)	$4,176	$(1,530)
Less: stock-based employee compensation expense included in reported net income (loss)	—	95	4	281
Add: stock-based employee compensation expense determined under fair value based method	(1,644)	(2,512)	(3,987)	(4,304)

Pro forma net income (loss)	$(578)	$2,644	$193	$(5,553)

Basic net income (loss) per share:
As reported	$0.02	$0.00	$0.08	$(0.03)

Pro forma	$(0.01)	$(0.05)	$0.00	$(0.12)

Diluted net income (loss) per share:
As reported	$0.02	$0.00	$0.07	$(0.03)

Pro forma	$(0.01)	$(0.05)	$0.00	$(0.12)

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

     Information regarding the Company’s intangible asset is as follows (in thousands):

	At June 30, 2004			At December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Depreciation	Net	Amount	Depreciation	Net
Purchased technology	$5,052	$(5,046)	$6	$5,052	$(5,024)	$28

     For the six months ended June 30, 2004 and 2003, amortization of purchased technology was $21,000 and $434,000, respectively. Purchased technology is expected to be fully amortized in 2004.

Note 6 — Segment Reporting

     During the three and six months ended June 30, 2004 and 2003, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States for the three and six months ended June 30, 2004 and 2003 and had no significant long-lived assets deployed outside the United States at June 30, 2004.

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

     In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”, to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. Management expects that the adoption of this Issue will not have an effect on the Company’s operating results or financial condition.

Note 8 — Contingencies

     In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. On March 11, 2004, the Company received a letter dated March 9, 2004 from AT&T Wireless that states that AT&T Wireless will continue to operate its Cellular Digital Packet Data network for “certain valuable partners,” including @Road, until at least September 30, 2004. The letter further states that this extension of Cellular Digital Packet Data network availability extends across all AT&T Wireless geographic locations. The Company later received notification dated May 28, 2004 that further extended availability of its Cellular Digital Packet Data network to June 30, 2005. The Company is currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of its services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. However, the Company currently estimates that as of June 30, 2005 the Company will have approximately 2,500 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network and that would need to use an alternate wireless protocol to continue to use the Company’s services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. The Company does not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, the Company does not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on its financial results.

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

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of June 30, 2004.

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

Lease Obligations

     On June 9, 2004 the Company entered into a sublease with VA Software Corporation as subtenant. The lease term commences February 1, 2005 and terminates May 16, 2010. Total sublease base rent payments are estimated to be $5,213,490.

Note 9 — Subsequent Events

     On April 12, 2004, the Company entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. providing for the acquisition of MDSI. On July 27, 2004, the Company and MDSI Mobile Data Solutions Inc. mutually agreed to terminate the Combination Agreement. As a result, for the three months ended June 30, 2004 the Company expensed approximately $2.0 million of capitalized acquisition-related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our historical and future losses, operating results and profitability, limited operating history, the infancy of the wireless data industry where there is no established market for our products and services, our ability to adapt to rapid technological change, competition and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Form 10-Q, in our annual report on Form 10-K for the year ended December 31, 2003 (No. 000-31511), filed on March 12, 2004, and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2003 and in our other filings with the SEC.

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

     To date, we have not sold our services outside the United States and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2004. Verizon Communications represented 18% of total revenues for the six months ended June 30, 2004 and 15% for the same period in 2003. No other customer comprised 10% or more of total revenues in either period.

     Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We incurred losses in each quarter from inception through the quarter ending June 30, 2003, and may incur net losses in the future. At June 30, 2004, we had an accumulated deficit of $112.0 million. Our limited operating history makes it difficult to forecast future operating results. We may not sustain or increase profitability on a quarterly or annual basis.

     In the third quarter of 2002, AT&T Wireless announced that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2004. On March 11, 2004, we received a letter dated March 9, 2004 from AT&T Wireless that states that AT&T Wireless will continue to operate its Cellular Digital Packet Data network for “certain valuable partners,” including @Road, until at least September 30, 2004. The letter further states that this extension of Cellular Digital Packet Data network availability extends across all AT&T Wireless geographic locations. We later received notification dated May 28, 2004 that further extended availability of its Cellular Digital Packet Data network to June 30, 2005. We are currently in discussions with AT&T Wireless and other wireless carriers to minimize any disruption of the provision of our services to subscribers. On or about the actual termination date of AT&T Wireless’ Cellular Digital Packet Data network and where possible, certain affected subscribers would be transferred to alternate Cellular Digital Packet Data networks without a change to the hardware platform then used by those subscribers. We currently estimate that as of June 30, 2005 we will have approximately 2,500 subscribers in their initial contract periods that are then using AT&T Wireless’ Cellular Digital Packet Data network that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of AT&T Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

     In its Report on Form 10-K filed with the SEC on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its Cellular Digital Packet Data network at the end of 2005. We estimate that as of December 31, 2005 we will have approximately 5,000 subscribers in their initial contract periods that are then using Verizon Wireless’ Cellular Digital Packet Data network that would need to use an alternate wireless protocol to continue to use our services. To use an alternate wireless protocol, existing hardware platforms would have to be replaced for these subscribers. We do not expect to realize a loss on the sale of these replacement hardware platforms. While there is no assurance, we do not expect that the termination of Verizon Wireless’ Cellular Digital Packet Data network will have a material adverse impact on our financial results.

Critical accounting policies

     Financial Reporting Release No. 60, which was released by the SEC in January 2002, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2003 filed on Form 10-K, is a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

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

     Through June 30, 2004, our services have been available only by using our platform or a location- or wireless application protocol-enabled mobile telephone. Accordingly, through June 30, 2004, service revenue, which is comprised of monthly fees, was recognized ratably over the minimum service contract period, which commenced (a) upon installation where customers have installed our platform in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our services with a location-enabled mobile telephone.

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

Income taxes

     We have substantial deferred tax assets that relate to prior period losses, primarily in the United States. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In most cases, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have recorded valuation reserves to reduce the net asset values to zero. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against the net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Conversely, we may be able to reverse the valuation allowances in future periods should we generate taxable income and our assumptions regarding the generation of future taxable income change. At December 31, 2003, we had approximately $43.6 million of valuation allowances related to our net deferred tax assets.

RESULTS OF OPERATIONS

     The three and six months ended June 30, 2004 and 2003.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service revenue	$14,385	$12,135	$28,412	$22,738

Cost of service revenue (excluding intangibles amortization included below)	4,278	4,266	8,241	8,058
Intangibles amortization	11	10	21	434
Stock compensation — cost of service revenue	—	2	—	7

Total cost of service revenue	4,289	4,278	8,262	8,499

Service gross margin	$10,096	$7,857	$20,150	$14,239

Service gross margin percentage	70%	65%	71%	63%

Service revenue

     Service revenue increased 19% and 25% for the three and six months ended June 30, 2004 from the same period in 2003, as a direct result of the growth in our installed base of subscribers to our services. Subscribers were approximately 130,000, 130,000, 125,000, 109,000, 99,000 and 90,000, at June 30, 2004, March 31, 2004, December 31, 2003, June 30, 2003, March 31, 2003 and December 31, 2002, respectively. In addition to subscribers, our service revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for products and services is tempered. This is also because revenues from new pricing are layered on top of revenues from existing subscribers. Price changes did not have a material impact on service revenue between periods. Average monthly revenue per subscriber was approximately $37.03 for the three months ended June 30, 2004, down from $38.89 for the same period in 2003. Of the change, an increase of approximately $0.17 was related to adoption of additional service capabilities and features by subscribers. The remaining decrease of approximately $2.03 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing customers. Average monthly revenue per subscriber was approximately $36.85 for the six months ended June 30, 2004, down from $38.15 for the same period in 2003. Of the change, an increase of approximately $0.26 was related to adoption of additional service capabilities and features by subscribers. The remaining decrease of approximately $1.55 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing customers.

     Underlying this change is a trend over recent quarters related to the variety of wireless protocols we now offer customers, specifically, iDEN, GPRS, and 1xRTT. We describe those arrangements in which customers contract directly with carriers for the wireless airtime component of our service as “unbundled”. Conversely, we describe arrangements in which we contract for the wireless airtime portion as “bundled”. The nature of our relationship with the carriers dictates whether we will be entering into a bundled or unbundled arrangement with the customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific customer area of operation. Additionally, we are indifferent as to what protocol is selected in that we have priced our services such that a similar contribution to gross profits results from either arrangement. We have observed an increase in the proportion of new subscribers being added on an unbundled basis. We expect that this trend will continue through the next 12 to 18 months.

Cost of service revenue (excluding intangibles amortization)

     Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are composed of costs associated with connecting our services to wireless networks and the Internet and royalty and subscription fees paid to others. Support and other delivery costs include such expenses as employee salaries and related expenses and depreciation of our data centers. Cost of service revenue remained flat at $4.3 million for the three months ended June 30, 2004 and 2003, respectively. During the period in 2004, increases in employee-related costs of $317,000 were offset in part by decreases of $308,000 in delivery expenses. Cost of service revenue headcount increased to 105 from 72 at June 30, 2004 and 2003, respectively. Cost of service revenue increased to $8.2 million from $8.1 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cost of service revenue resulted from an increase in employee-related costs of $612,000, offset in part by a decrease in depreciation of $259,000, as certain assets became fully depreciated and decreases of $251,000 in delivery expenses. We expect that headcount increases during the next 12 months will be moderate. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a slower rate than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenue will be greater than the growth in cost of service revenue as we continue to add subscribers.

Service gross margin

     During the three and six months ended June 30, 2004 and 2003, service gross margins improved to 70% from 65% and to 71% from 63%, respectively, as a result of increased service revenue, associated with growth in our installed base of subscribers, and a smaller increase in overall cost of service revenue, including intangibles amortization and stock compensation. Average subscribers increased 25% and 28% for the three and six months ended June 30, 2004 compared to the same period in the prior year. Cost of service revenue includes fixed indirect expenses and, therefore, generally increases at rates slower than the growth in our installed base of subscribers.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Product revenue	$3,946	$3,634	$7,811	$6,772

Cost of product revenue	4,391	5,192	8,796	9,829
Stock compensation — cost of product revenue	—	4	—	14

Total cost of product revenue	4,391	5,196	8,796	9,843

Product gross deficit	$(445)	$(1,562)	(985)	(3,071)

Product gross deficit percentage	(11)%	(43)%	(13)%	(45)%

Product revenue

     Product revenue increased 9% and 15% for the three and six months ended June 30, 2004, respectively, from the same periods in 2003. This growth is consistent with the growth in our installed base of subscribers whose service is enabled by deployment of an Internet Location Manager. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases as well. This effect is tempered by the number of subscribers whose service is deployed through the use of a location-enabled or wireless application protocol-enabled mobile telephone installed with our software application; we do not sell these devices and therefore do not recognize any revenues or costs for such sales. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost is complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue will grow more slowly than service revenue.

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

     Cost of product revenue decreased to $4.4 million for the three months ended June 30, 2004 from $5.2 million for the same period in 2003. The decrease in cost of product revenue was the result of certain non-recurring other costs of approximately $687,000 in the three months ended June 30, 2003, including inventory provisions and repair charges. Cost of product revenue decreased to $8.8 million from $9.8 million for the six months ended June 30, 2004 and 2003, respectively. The decrease in cost of product revenue was the result of certain non-recurring other costs of approximately $887,000 in the three months ended June 30, 2003, including inventory provisions and repair charges, as well as a $207,000 reduction in lower-of-cost-or-market adjustments associated with discounting of hardware.

Product gross deficit

     During the three and six months ended June 30, 2004 and 2003, product gross deficit improved to (11)% from (43)% and to (13)% from (45)%, respectively. Increases in product revenue from deferrals associated with the growth in our installed base of subscribers were greater than the related increases in product costs from deferrals. While we expect the selling prices of our products to be approximately equal to or to exceed product costs in future periods, after considering other costs, such as those described in “Cost of product revenue” above, we do not expect to generate significant product gross margin during the next twelve months.

Intangibles amortization

     Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com in September 2002. The costs are being amortized over estimated useful lives of three and two years, respectively. We expect to have fully amortized these costs in 2004.

Sales and marketing expenses

     Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses increased to $3.1 million from $2.8 million for the three months ended June 30, 2004 and 2003, respectively. The change was the result of increases in employee compensation of $279,000, associated with an increase in the average headcount, and travel expenses of $110,000, offset in part by decreases in sales commissions of $157,000. The decrease in sales commissions resulted from a reduction in the rate at which net subscribers were added to our installed base. Sales and marketing headcount increased to 95 at June 30, 2004 from 86 at June 30, 2003. Sales and marketing expenses increased to $6.2 million from $5.4 million for the six months ended June 30, 2004 and 2003, respectively. The change was the result of increases in employee compensation of $572,000 and travel expenses of $180,000, offset in part by decreases in sales commissions of $155,000. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and development expenses

     Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses increased to $1.4 million from $1.3 million for the three months ended June 30, 2004 and 2003, respectively. The change was primarily the result of increases in employee-related costs of $67,000, associated with an increase in the average headcount, and external product development expenses of $53,000. Research and development headcount increased to 54 at June 30, 2004, from 49 at June 30, 2003. Research and development expenses increased to $2.8 million from $2.6 million for the six months ended June 30, 2004 and 2003, respectively, primarily attributable to increases in employee-related costs of $206,000. We expect that research and development expenses will increase in future periods as we develop and introduce new products and services.

General and administrative expenses

     General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses remained flat at $2.4 million for the three months ended June 30, 2004 and 2003, respectively. During the period in 2004, increased employee-related costs of $251,000, associated with employee incentives, were offset by a reduction of $277,000 to provisions for doubtful accounts. This reduction was the result of improved collection activity and receivables management. General and administrative expenses decreased to $4.6 million for the six months ended June 30, 2004 from $4.7 million for the same period in 2003. The decrease was primarily due to a decrease in the provision for doubtful accounts of $394,000 combined with various small decreases in other expenses related to our operation as a public company, offset in part by increases in employee-related expenses of $498,000. General and administrative headcount decreased to 51 at June 30, 2004 from 52 at June 30, 2003. We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses and professional fees associated with our operation as a public company.

     On April 12, 2004, we entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the three months ended June 30, 2004 we expensed approximately $2.0 million of capitalized acquisition-related costs.

Stock compensation expense

     Deferred stock compensation related to stock option grants to employees and consultants was fully amortized at March 31, 2004. Deferred stock compensation was amortized on an accelerated basis over the vesting period of individual awards.

Interest income, net

     Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments. Interest expense relates to the short-term financing of insurance costs. Interest income net of interest expense increased to $329,000 from $137,000 and to $583,000 from $285,000 in the three and six months ended June 30, 2004 and 2003, respectively. The increases are the result of larger invested balances during the 2004 periods.

Other income, net

     During the three and six month periods ended June 30, 2004 and 2003, other expense consisted primarily of net foreign currency transaction gains (losses) related to our subsidiary in India.

Income taxes

     Through 2002, we incurred net losses for federal and state tax purposes and except for only minimum state income and franchise taxes have not recognized any tax provision or benefit. Net income earned during the three and six months ended June 30, 2004, was offset by the utilization of prior years’ net operating losses; therefore no income tax expense was provided. A net loss was recorded for the three and six months ended June 30, 2003 and, therefore, no tax provision or benefit was recognized in that period.

Net income (loss)

     Net income increased to $1.1 million for the three months ended June 30, 2004 from a net loss of $227,000 for the three months ended June 30, 2003. Net income increased to $4.2 million for the six months ended June 30, 2004 from a loss of $1.5 million for the same period in 2003. Our operating costs increased to $17.6 million from $16.1 million for the three months ended June 30, 2004 and 2003, respectively, and increased to $32.6 million from $31.3 million for the six months ended June 30, 2004 and 2003, respectively. The impact of these increases in expenses was accompanied by increases in revenues to $18.3 million from $15.8 million for the three months ended June 30, 2004 and 2003, respectively, and an increase in revenues to $36.2 million from $29.5 million for the six months ended June 30, 2004 and 2003, respectively.

     We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, we held $14.9 million of cash and cash equivalents and $96.8 million of short-term investments. Working capital totaled $114.7 million at June 30, 2004. We have a $100,000 revolving line of credit facility against which there were no borrowings as of June 30, 2004. The line of credit expires December 31, 2004.

     Net cash provided by operating activities was $2.5 million and $1.3 million for the six months ended June 30, 2004 and 2003, respectively. This improvement in net cash provided by operating activities was primarily attributed to an increase in net income but also increased due to lower accounts receivable, offset in part by decreases in accounts payable and prepaid expenses and other assets. Improvements in accounts receivable collections as compared to increases in customer billings also contributed to increased operating cash flows in the six months ended June 30, 2004 compared to the same period in the prior year.

     At June 30, 2004 approximately $767,000 of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of June 30, 2004 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. Deferred product costs are recorded at the time of shipment and deferred product revenue is recorded at the time of installation. As a result, deferred product costs will generally exceed deferred revenue as we continue to grow our business. At June 30, 2004, total deferred product costs of $19.4 million exceeded total deferred revenue and customer deposits by $3.1 million.

     Net cash used in investing activities during the six months ended June 30, 2004 was $94.0 million, the majority of which was used to purchase short-term investments. The remaining cash used was attributed to purchases of property and equipment of $704,000.

     Net cash provided by financing activities decreased to $2.4 million from $2.5 million for the six months ended June 30, 2004 and 2003, respectively, due to decreases in payments on notes receivable issued to stockholders of $493,000, partially offset by an increase in proceeds from sale of common stock of $385,000.

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

     On June 9, 2004 we entered into a sublease with VA Software Corporation as subtenant. The lease term commences February 1, 2005 and terminates May 16, 2010. Total sublease base rent payments are estimated to be approximately $5.2 million.

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

If, pursuant to its announcements, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in 2005, we may lose subscribers and our revenues could decrease.

Beginning March 31, 2003, AT&T Wireless discontinued new sales of Cellular Digital Packet Data service. AT&T Wireless has also indicated that it expects to cease operating its Cellular Digital Packet Data network by June 30, 2005. The termination of AT&T Wireless’ Cellular Digital Packet Data network could disrupt our ability to deliver services to certain of our customers. If we are unable to transition those customers to other networks, our revenues would decrease and customer satisfaction would suffer.

If, pursuant to its announcement, Verizon Wireless ceases to operate its Cellular Digital Packet Data network by the end of 2005, we may lose subscribers and our revenues could decrease.

Verizon Wireless has indicated that it expects to cease operating its Cellular Digital Packet Data network by the end of 2005. The termination of Verizon Wireless’ Cellular Digital Packet Data network could disrupt our ability to deliver services to certain of our customers. If we are unable to transition those customers to other networks, our revenues would decrease and customer satisfaction would suffer.

We face competition from internal development teams of potential customers and from existing and potential competitors and, if we fail to compete effectively, our ability to acquire new customers could decrease, our revenues could decline and our business could suffer.

The market for mobile resource management services is competitive and is expected to become even more competitive in the future. If we do not compete effectively, competition could harm our business and limit our ability to acquire new customers and grow revenues, which in turn could result in a loss of our market share and decline in revenues. We believe that our service offerings face competition from a number of business productivity solutions, including:

•	solutions developed internally by our prospective customers’ information technology staffs, particularly by large customer prospects;

•	discrete means of communication with mobile workers, such as pagers, two-way radios, handheld devices and cellular telephones;

•	solutions targeted at specific vertical markets, such as a service offered by Qualcomm that monitors assets in the long-haul transportation sector; and

•	solutions offered by smaller market entrants, many of which are privately held and operate on a regional basis.

In addition, we believe that our service offerings may face competition from manufacturing companies that seek to enter the mobile resource management market, such as Trimble Navigation.

We may also face competition from our current and potential partners, such as wireless carriers, that may develop their own solutions, develop solutions with captive and other suppliers or support the marketing of solutions of other competitors.

We also face numerous challenges associated with overcoming the following competitive factors:

•	Size and resources. Many of our current and potential competitors have access to substantially greater financial, marketing, distribution, engineering and manufacturing resources than we do, which may enable them to react more effectively to new market opportunities and customer requirements. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer more attractive terms than we can.

•	Name recognition. Many of our current and potential competitors have greater name recognition and market presence than we do, which may allow them to more effectively market and sell solutions to our current and potential customers.

•	Limits of service offerings. Although we offer a broad range of mobile resource management solutions, a customer prospect may require functionality that we do not offer, which may enable current and potential competitors to exploit the areas in which we do not develop service offerings.

•	Customer relationships. Many of our current and potential competitors have pre-existing relationships with our large customer prospects, which may allow them to more effectively market and sell competitive mobile resource management solutions.

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

Currently our services function on General Packet Radio Services networks, Code Division Multiple Access 1xRTT networks, Integrated Digital Enhanced Networks and Cellular Digital Packet Data networks. These protocols cover only portions of the United States and Canada. If wireless carriers abandon these protocols in favor of other types of wireless technology, we may not be able to provide services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use some of our services outside the current coverage area.

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

Our expense levels are based, in part, on our expectation of future revenues. Additionally, a substantial portion of our expenses is relatively fixed. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. We believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance. Our operating results have been, and in some future quarter our operating results may be below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

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

We have only recently become profitable and may not sustain or increase profitability in the future. As of June 30, 2004, we had an accumulated deficit of approximately $112 million. To sustain profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. To facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and may continue to experience, negative gross margins on the sale of our hardware. Changes such as increases in our pricing for products and services or the pricing of competing products and services may harm our ability to increase sales of our products and services to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

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

We rely on sole suppliers and manufacturers for a number of key components for these products and do not have long-term agreements with any of these suppliers or manufacturers. If these parties do not perform their obligations, or if they cease to manufacture and supply components critical for our products and services, we may be unable to find other suppliers or operate our business. We cannot be sure that alternative sources for key components used in our products, such as the Internet Location Manager and the Internet Data Terminal, will be available when needed, or if available, that these components will be available on commercially reasonable terms. Our sole suppliers and manufacturers of key components include:

•	Motorola, our sole supplier of wireless modems operable on Integrated Digital Enhanced Networks and of microcontrollers for our Internet Location Manager, and

•	Taiwan Semiconductor Manufacturing Company, our sole manufacturer of our GPS digital receiver chips.

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

As of July 30, 2004, a limited number of stockholders own approximately 31% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of July 30, 2004, approximately 31% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Item 4. Submission of Matters to a Vote of Security Holders.

On June 18, 2004, we held our annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

1.	The election of the following nominees to serve as members of our Board of Directors:

Nominee	Votes in Favor	Votes Against
Krish Panu	49,883,010	302,217
T. Peter Thomas	49,948,581	236,646

2.	The ratification of the appointment of Deloitte & Touche LLP as our independent auditors for the year ending December 31, 2004.

Votes in Favor: 49,858,653	Votes Against: 308,774	Votes Abstaining: 17,800

3.	The approval to change our name from “At Road, Inc.” to “@Road, Inc.”:

Votes in Favor: 50,146,267	Votes Against: 17,991	Votes Abstaining: 20,969

The names of each director whose term of office as a director continued after the annual meeting of stockholders are the following:

Krish Panu
Kris Chellam
Charles Levine
Stuart Phillips
T. Peter Thomas

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

10.42	Sublease between the Registrant and VA Software Corporation, dated June 8, 2004.

10.43	Consent to Sublease Agreement between the Registrant, VA Software Corporation and Renco Investment Company, dated June 9, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

     (b) The Company filed the following reports on Form 8-K during the three months ended June 30, 2004:

•	A current report on Form 8-K was filed on April 8, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on April 13, 2004 pursuant to Item 5 (Other Events) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on April 13, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on April 22, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 12 (Results of Operations and Financial Condition).

•	A current report on Form 8-K was filed on April 30, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on May 25, 2005 pursuant to Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on June 17, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

•	A current report on Form 8-K was filed on June 28, 2004 pursuant to Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and Item 9 (Regulation FD Disclosure).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

@ROAD, INC.

By: /s/ Michael Johnson

Michael Johnson
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: August 9, 2004

Exhibit Index

Exhibits

10.42	Sublease between the Registrant and VA Software Corporation, dated June 9, 2004.

10.43	Consent to Sublease Agreement between the Registrant, VA Software Corporation and Renco Investment Company, dated June 9, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.