Form 10-Q
period 2004-09-30
@ROAD, INC
filed 2004-11-08
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
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

Yes     ☒      No     ☐

As of November 1, 2004 there were 54,770,515 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION	3
	Item 1. Financial Statements.	3
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003.	4
	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2004, and September 30, 2003 and the three months ended December 31, 2003.	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003.	6
	Notes to Condensed Consolidated Financial Statements.	7
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	27
	Item 4. Controls and Procedures.	28
PART II.	OTHER INFORMATION	29
	Item 1. Legal Proceedings.	29
	Item 6. Exhibits.	29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

@Road, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except per share data) (unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$20,849	$103,669
Short-term investments	93,931	2,000
Accounts receivable	6,536	7,109
Inventories	3,274	2,425
Deferred product costs	11,566	11,921
Prepaid expenses and other	987	1,269

Total current assets	137,143	128,393
Property and equipment, net	2,266	2,298
Deferred product costs	6,693	7,270
Intangible assets, net	—	28
Other assets	330	1,027

Total assets	$146,432	$139,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,927	$5,057
Accrued liabilities	5,105	5,465
Deferred revenue and customer deposits	10,234	9,751

Total current liabilities	19,266	20,273
Deferred revenue	5,534	6,582
Other long-term liabilities	6	33

Total liabilities	24,806	26,888
Stockholders’ equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, shares issued and outstanding: none at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 54,532 at September 30, 2004, 53,700 at December 31, 2003	230,898	228,441
Deferred stock compensation	—	(4)
Notes receivable from stockholders	—	(87)
Accumulated other comprehensive loss	(156)	—
Accumulated deficit	(109,116)	(116,222)

Total stockholders’ equity	121,626	112,128

Total liabilities and stockholders’ equity	$146,432	$139,016

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Operations
(In thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenues:
Service	$14,920	$13,113	$43,332	$35,851
Product	4,182	3,503	11,993	10,275

Total revenues	19,102	16,616	55,325	46,126

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	4,206	3,782	12,447	11,840
Cost of product revenue	4,376	5,249	13,172	15,078
Intangibles amortization	7	11	28	445
Sales and marketing	2,929	2,907	9,122	8,344
Research and development	1,695	1,386	4,493	4,019
General and administrative	3,240	2,189	7,793	6,847
Terminated acquisition costs	139		2,156
Stock compensation(*)	—	154	4	441

Total costs and expenses	16,592	15,678	49,215	47,014

Income (loss) from operations	2,510	938	6,110	(888)

Other income (expense), net:
Interest income, net	426	151	1,009	436
Other income (expense), net	(6)	6	(13)	17

Total other income (expense), net	420	157	996	453

Net income (loss)	$2,930	$1,095	$7,106	$(435)

Net income (loss) per share:
Basic	$0.05	$0.02	$0.13	$(0.01)

Diluted	$0.05	$0.02	$0.12	$(0.01)

Shares used in calculating net income (loss) per share:
Basic	54,498	50,689	54,156	48,821

Diluted	56,199	55,813	57,424	48,821

(*)Stock compensation:
Cost of service revenue	$—	$2	$—	$9
Cost of product revenue	—	11	—	25
Sales and marketing	—	13	1	23
Research and development	—	36	1	86
General and administrative	—	92	2	298

Total	$—	$154	$4	$441

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Stockholder’s Equity and Comprehensive Income
For the Nine Months Ended September 30, 2004 and 2003
and the Three Months Ended December 31, 2003
(In thousands) (unaudited)

				Notes	Accumulated
	Common Stock		Deferred	Receivable	Other			Total
			Stock	From	Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Income (Loss)
BALANCES, January 1, 2003	47,747	$170,610	$(491)	$(2,068)	$—	$(117,884)	$50,167
Net loss						(435)	(435)	$(435)

Common stock issued through second public offering, net of issuance costs	4,000	51,850					51,850
Shares issued under employee stock purchase plan	288	595					595
Exercise of stock options	1,185	3,614					3,614
Collection of notes receivable from stockholders				1,981			1,981
Deferred stock compensation		5	(5)
Reversal of deferred stock compensation due to employee terminations		(25)	25
Amortization of deferred stock compensation	—	—	441	—	—	—	441

BALANCES, September 30, 2003	53,220	226,649	(30)	(87)	—	(118,319)	108,213
Net (loss) income						2,097	2,097	$2,097

Common stock issued through secondary public offering, net of issuance costs		39					39
Shares issued under employee stock purchase plan	275	889					889
Exercise of stock options	205	864					864
Collection of notes receivable from stockholders
Amortization of deferred stock compensation	—	—	26	—	—	—	26

BALANCES, December 31, 2003	53,700	228,441	(4)	(87)	—	(116,222)	112,128
Net income						7,106	7,106	$7,106
Unrealized gain (loss) loss on short-term investments					(156)		(156)	(156)

Comprehensive income								$6,,950

Shares issued under employee stock purchase plan	243	1,129					1,129
Exercise of stock options	589	1,328					1,328
Collection of notes receivable from stockholders				87			87
Amortization of deferred stock compensation	—	—	4	—	—	—	4

BALANCES, September 30, 2004	54,532	$230,898	$—	$—	$(156)	$(109,116)	$121,626

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$7,106	$(435)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of deferred acquisition costs	1,095	—
Depreciation and amortization	939	1,862
Loss on disposal of property and equipment	—	6
Amortization of deferred stock compensation	4	441
(Reversal) provision for inventory reserves	(27)	1,071
(Reversal) provision for doubtful accounts and sales returns	(546)	(68)
Change in assets and liabilities:
Accounts receivable	1,119	627
Inventories	(822)	1,998
Deferred product costs	932	(3,253)
Prepaid expenses and other	(116)	62
Accounts payable	(1,130)	(993)
Accrued and other liabilities	(387)	1,152
Deferred revenue and customer deposits	(565)	3,079

Net cash provided by operating activities	7,602	5,549

Cash flows from investing activities:
Purchase of property and equipment	(879)	(1,094)
Purchase of short-term investments	(123,016)	—
Proceeds from the sale of short-term investments	30,929	241

Net cash used in investing activities	(92,966)	(853)

Cash flows from financing activities:
Proceeds from sale of common stock	2,457	56,059
Proceeds from payments on notes receivable issued to stockholders	87	1,981

Net cash provided by financing activities	2,544	58,040

Net increase (decrease) in cash and cash equivalents	(82,820)	62,736
Cash and cash equivalents:
Beginning of period	103,669	35,659

End of period	$20,849	$98,395

Non-cash investing and financing activities:
Deferred stock compensation	$—	$5

Reversal of deferred stock compensation	$—	$25

Unrealized loss on short-term investments	$(156)	$—

See notes to condensed consolidated financial statements.

@Road, Inc.

Notes To Condensed Consolidated Financial Statements
(unaudited)

Note 1 — Basis of Presentation and Summary of Significant Accounting Policies

     The accompanying condensed consolidated financial statements were prepared by @Road, Inc. (Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made herein are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended December 31, 2003 (No. 000-31511), filed with the SEC.

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

Note 2 — Basic and Diluted Net Income (Loss) per Share

     Basic net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. Potentially dilutive common stock, composed of unvested, restricted common stock and incremental shares of common stock issuable upon the exercise of stock options, are included in diluted net income (loss) per share to the extent such shares are dilutive. Potentially dilutive shares that are anti-dilutive, as calculated based on the weighted average closing price of our common stock for the period, are excluded from the calculation of diluted net income (loss) per share. Common share equivalents are excluded from the computation in loss periods, as their effect would be anti-dilutive.

     The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$2,930	$1,095	$7,106	$(435)
Shares (denominator):
Basic
Weighted average common shares outstanding	54,498	50,797	54,161	49,016
Weighted average common shares outstanding subject to repurchase	—	(108)	(5)	(195)

Shares used in computation of basic net income (loss) per share	54,498	50,689	54,156	48,821
Diluted
Dilution impact from option equivalent shares	1,663	4,815	3,233	n/a
Dilution impact from employee stock purchase plan	38	201	30	n/a
Add back weighted average common shares subject to repurchase	—	108	5	n/a

Shares used in computation of diluted net income (loss) per share	56,199	55,813	57,424	48,821

Basic net income (loss) per share	$0.05	$0.02	$0.13	($0.01)
Diluted net income (loss) per share	$0.05	$0.02	$0.12	($0.01)

Employee stock options to purchase approximately 3,944,000 shares with a weighted average exercise price of $8.10 and approximately 97,000 shares with a weighted average exercise price of $13.33 for the three months ended September 30, 2004 and 2003, respectively, and approximately 1,689,000 shares with a weighted average exercise price of $11.11 and approximately 1,135,000 shares with a weighted average exercise price of $9.74 for the nine months ended September 30, 2003, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive. Common stock subject to repurchase of approximately 79,000 shares with a weighted average repurchase price of $0.89 as of September 30, 2003, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 3 — Balance Sheet Components

     Inventories consists of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consisted as follows (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials	$971	$1,294
Work in process	285	177
Finished goods	2,018	954

Total	$3,274	$2,425

     Deferred revenue and customer deposits (excluding long-term deferred revenue) consisted as follows (in thousands):

	September 30,	December 31,
	2004	2003
Deferred revenue	$9,853	$9,341
Customer deposits	381	410

Total	$10,234	$9,751

Note 4 — Stock-Based Awards

     Consistent with predominant industry practice, the Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of its stock and the option exercise price. Accounting principles generally accepted in the United States of America require companies that choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements. In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of FASB Statement No. 123.” The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of stock option grants and stock purchased under its employee stock purchase plan as an expense under SFAS No. 148 would have substantially affected its reported net income (loss), as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$2,930	$1,095	$7,106	$(435)
Add: employee stock-based compensation expense included in reported net income (loss), net of related tax affects	—	154	4	435
Deduct: employee stock-based compensation expense determined under fair value based method for all awards, net of related tax affects	(1,883)	(2,391)	(5,444)	(6,695)

Pro forma net income (loss)	$1,047	$(1,142)	$1,666	$(6,695)

Basic net income (loss) per share:
As reported	$0.05	$0.02	$0.13	$(0.01)
Pro forma	$0.02	$(0.02)	$0.03	$(0.14)
Diluted net income (loss) per share:
As reported	$0.05	$0.02	$0.12	$(0.01)
Pro forma	$0.02	$(0.02)	$0.03	$(0.14)

     The weighted average fair value of options granted in the three months ended September 30, 2004 and 2003, was $2.75 and $9.89, respectively. The weighted average fair value of options granted in the nine months ended September 30, 2004 and 2003, was $3.79 and $7.16, respectively.

     The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The following assumptions were used for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Stock Option Plans:
Risk free interest rate	3.47%	2.85%	3.37%	2.79%
Expected volatility	107%	115%	106%	116%
Expected life (in years)	5	5	5	5
Expected dividend	$0.00	$0.00	$0.00	$0.00

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Employee Stock Purchase Plan:
Risk free interest rate	1.11%	1.13%	1.06%	1.22%
Expected volatility	63%	115%	67%	117%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend	$0.00	$0.00	$0.00	$0.00

     The Company accounts for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock options granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Note 5 — Intangible Assets

     On January 1, 2002, the Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to three years.

     Intangible assets were as follows (in thousands):

	At September 30, 2004			At December 31, 2003
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Depreciation	Net	Amount	Depreciation	Net
Purchased technology	$5,052	5,052	—	$5,052	$(5,024)	$28

     For the nine months ended September 30, 2004 and 2003, amortization of purchased technology was $28,000 and $445,000, respectively. Purchased technology was fully amortized at September 30, 2004.

Note 6 — Segment Reporting

During the three and nine months ended September 30, 2004 and 2003, the Company operated in a single reportable segment. The Company plans to evaluate additional segment disclosure requirements as it expands its operations. The Company had no significant revenues from customers outside of the United States for the three and nine months ended September 30, 2004 and 2003 and had no significant long-lived assets deployed outside the United States at September 30, 2004.

Note 7 — Recently Issued Accounting Pronouncements

     Share-Based Payments

     On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in its consolidated statement of operations. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In addition, in its current form, the proposed statement would require companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is currently assessing which model it may use in the future under the proposed statement and may deem an alternative model, such as the “binomial approach”, to be the most appropriate. The use of the “binomial approach” to value options may result in a different fair value than the use of the Black-Scholes option pricing model. The recommended effective date of the proposed standard for public companies is currently for fiscal periods beginning after June 15, 2005.

     Should this proposed statement be finalized in its current form, it will have a significant impact on the Company’s consolidated statement of operations as the Company will be required to expense the fair value of its stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on its consolidated net income (loss) within its footnotes (see Note 4), as is the Company’s current practice. In addition, there are a number of implementation questions that are not fully resolved by the proposed statement. As a result, there may be additional changes that would be reflected in the Company’s consolidated financial statements upon issuance of the final standard.

Note 8 — Commitments and Contingencies

     In the third quarter of 2002, AT&T Wireless announced that it expected to cease operating its Cellular Digital Packet Data (CDPD) network by June 30, 2004. On March 11, 2004, the Company received notice that AT&T Wireless would continue to operate its CDPD network for “certain valuable partners,” including @Road, until at least September 30, 2004. The letter also stated that this extension of CDPD network availability extends across all AT&T Wireless geographic locations. On May 28, 2004, the Company received notice that AT&T Wireless extended availability of its CDPD network to June 30, 2005.

     The Company is in discussions with AT&T Wireless to minimize any disruption to the delivery of its services to @Road customers. The Company has notified those subscribers whose service would be affected by the proposed termination of the AT&T Wireless CDPD network. At September 30, 2004, approximately one quarter of the Company’s total subscribers utilize the AT&T Wireless CDPD network. The majority of those subscribers have yet to complete their negotiations with @Road for migration to an alternate network. The Company estimates that as of June 30, 2005 it will have approximately 2,500 subscribers in their initial contract periods, included above, that are then using the AT&T Wireless CDPD network.

     In its Report on Form 10-K filed with the SEC on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its CDPD network at the end of 2005. The Company is in discussions with Verizon Wireless to minimize any disruption to the delivery of its services to @Road customers. The Company has notified those subscribers whose service would be affected by the proposed termination of the Verizon Wireless CDPD network. At September 30, 2004, approximately one quarter of the Company’s total subscribers utilize the Verizon Wireless CDPD network. Less than half of those subscribers, or approximately 10% of the Company’s total subscribers, have yet to complete their negotiations with @Road for migration to an alternate network. The Company estimates that as of December 31, 2005 it will have approximately 5,000 subscribers in their initial contract periods, included above, that are then using the Verizon Wireless CDPD network.

     To use an alternate network, existing hardware platforms would have to be replaced for subscribers currently using a CDPD network. While the Company does not anticipate losses on the sale of these replacement hardware platforms, if it is unable to migrate these customers in a timely fashion, the Company may offer price concessions. If the Company were to offer such concessions, they could have a material adverse impact on the Company’s financial results.

          Lease Commitments

          On June 9, 2004, we entered into a sublease for our future principal administrative and technical offices from 2005 through May, 2010 occupying 103,000 square feet in Fremont, California. We periodically evaluate the adequacy of existing facilities and additional facilities in new cities and we believe that suitable additional space will be available in the future on commercially reasonable terms as needed.

     We recognize rent expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. Rent expense was $332,000 and $325,000 for the three months ended September 30, 2004 and 2003, respectively, and $995,000 and $966,000 for the nine months ended September 30, 2004 and 2003, respectively.

          Legal Proceedings

      From time to time, we are party to legal proceedings in the ordinary course of business. Based on our evaluation of these matters, we believe that these matters will not have a material effect on our results of operations or financial position.

          Other Contingencies

     The Company from time to time enters into certain types of agreements that contingently require it to indemnify parties against third party claims. These agreements primarily relate to: (i) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of the their duties to the Company and (ii) certain agreements under which the Company indemnifies customers and partners for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

     The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of September 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions, our future losses, operating results and profitability, limited operating history, the impact of the termination, if any, of CDPD wireless networks, our ability to adapt to rapid technological change, competition and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Form 10-Q, in our annual report on Form 10-K for the year ended December 31, 2003 (No. 000-31511), filed on March 12, 2004, and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2003 and in our other filings with the SEC.

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

     From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information services and solutions to companies managing mobile resources. In the second half of 1998, we introduced FleetASAP, now called GeoManager, a service that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet along with integrated transaction processing and software applications, to enable companies to efficiently manage their mobile resources. Subsequent to the introduction of FleetASAP, we have introduced a number of additional services, including GeoManager Pocket Edition, @Road Pathway, @Road Portico, @Road Mobile Hot Spot and DirectData, and have added numerous features to our services.

     Our services provide current and historical data relating to a customer’s mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views themselves to help achieve compliance with their internal business rules. Customers can choose to submit queries to our database to create reports and views on demand or they can have reports delivered on a pre-scheduled basis. Customers can also download reports to manipulate and store data as desired. We typically store mobile resource data for 14 days, unless the customer purchases our extended data storage services.

     Our services are enabled by the deployment of a device, which we call a platform, to each of the customer’s mobile resources. We call each mobile resource with a platform that is activated to provide our services a “subscriber.” Our services operate with three independent platforms. First, a mobile worker can use our proprietary hardware device embedded with software that integrates a GPS receiver with a wireless modem. Second, a mobile worker can use our proprietary hardware device embedded with software and an integrated GPS receiver and which is tethered by cable to a wireless telephone. Both of these proprietary hardware devices is called an Internet Location Manager. The Internet Location Manager is installed in a mobile worker’s vehicle. Installation in any type of vehicle typically takes less than an hour, and is completed by our subcontracted installation agents. Third, a mobile worker can use a location- or wireless application protocol-enabled mobile telephone installed with our software application.

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

     To date, we have not sold our services outside the United States and Canada; however, we intend to expand our service offerings to additional countries in the future. We do not expect that revenues from international sales will be material in 2004. Verizon Communications represented 18% and 16% of our revenues for the nine months ended September 30, 2004 and 2003, respectively.

     Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We incurred losses in each quarter from inception through the quarter ending June 30, 2003, and may incur net losses in the future. At September 30, 2004, we had an accumulated deficit of $109.1 million. Our limited operating history makes it difficult to forecast future operating results. We may not sustain or increase profitability on a quarterly or annual basis.

     In the third quarter of 2002, AT&T Wireless announced that it expected to cease operating its Cellular Digital Packet Data (CDPD) network by June 30, 2004. On March 11, 2004, we received notice that AT&T Wireless would continue to operate its CDPD network for “certain valuable partners,” including us, until at least September 30, 2004. The letter also stated that this extension of CDPD network availability extends across all AT&T Wireless geographic locations. On May 28, 2004, we received notice that AT&T Wireless extended availability of its CDPD network to June 30, 2005.

     We are in discussions with AT&T Wireless to minimize any disruption to the delivery of our services to our customers. We have notified those subscribers whose service would be affected by the proposed termination of the AT&T Wireless CDPD network. At September 30, 2004, approximately one quarter of our total subscribers utilize the AT&T Wireless CDPD network. The majority of those subscribers have yet to complete their negotiations with us for migration to an alternate network. We estimate that as of June 30, 2005 we will have approximately 2,500 subscribers in their initial contract periods, included above, that are then using the AT&T Wireless CDPD network.

     In its Report on Form 10-K filed with the SEC on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its CDPD network at the end of 2005. We are in discussions with Verizon Wireless to minimize any disruption to the delivery of our services to our customers. We have notified those subscribers whose service would be affected by the proposed termination of the Verizon Wireless CDPD network. At September 30, 2004, approximately one quarter of our total subscribers utilize the Verizon Wireless CDPD network. Less than half of those subscribers, or approximately 10% of our total subscribers, have yet to complete their negotiations with us for migration to an alternate network. We estimate that as of December 31, 2005 we will have approximately 5,000 subscribers in their initial contract periods, included above, that are then using the Verizon Wireless CDPD network.

     To use an alternate network, existing hardware platforms would have to be replaced for subscribers currently using a CDPD network. While we do not anticipate losses on the sale of these replacement hardware platforms, if we are unable to migrate our customers in a timely fashion, we may offer price concessions. If we were to offer such concessions, they could have a material adverse impact on our financial results.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our internal control structure and procedures over financial reporting. In addition, our independent registered public accounting firm must report on our evaluation as well as evaluate our internal control structure and procedures. We are in the process of documenting and testing our system of internal controls; upon completion of our review, certain deficiencies may be discovered that will require remediation. Such remediation may require implementing certain information systems operating protocols and/or additional manual controls, the cost of which could have an adverse effect on our business, financial condition and results of operations. Due to the ongoing evaluation and testing of our internal controls, we cannot assure that there will be no significant deficiencies or material weaknesses. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs.

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

     Our services are only available by using our platform or a location- or wireless application protocol-enabled mobile telephone. Service revenue, which is comprised of monthly fees, are recognized ratably over the minimum service contract period, which commence (a) upon installation where the customers have installed our platforms in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our services with a location-enabled mobile telephone.

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

     Certain of our customers may and have had difficulty with their cash flows. The nature of our relationship with customers is inherently long-term and we have extended and may extend payment terms on an exception basis. We regularly review our customers’ ability to satisfy their payment obligations and provide an allowance for doubtful accounts for all specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance. These allowances are based on our experience in collecting such accounts.

     Although we believe that we can make reliable estimates for doubtful accounts, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate revenue and bad debt expense. Actual results may differ from those estimates.

Income taxes

     We have substantial deferred tax assets that relate to prior period losses, primarily in the United States. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In most cases, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have recorded valuation reserves to reduce the net asset values to zero. If these estimates and assumptions change in the future, we may be required to record additional valuation allowances against the net deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. Conversely, we may be able to reverse the valuation allowances in future periods should we generate taxable income and our assumptions regarding the generation of future taxable income change. At September 30, 2004, we had approximately $43.8 million of valuation allowances related to our net deferred tax assets.

RESULTS OF OPERATIONS

The three and nine months ended September 30, 2004 and 2003.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Service revenue	$14,920	$13,113	$43,332	$35,851

Cost of service revenue (excluding intangibles amortization included below)	4,206	3,782	12,447	11,840
Intangibles amortization	7	11	28	445
Stock compensation — cost of service revenue	—	2	—	9

Total cost of service revenue	4,213	3,795	12,475	12,294

Service gross margin	$10,707	$9,318	$30,857	$23,557

Service gross margin percentage	72%	71%	71%	66%

Service revenue

     Service revenue increased 14% and 21% for the three and nine months ended September 30, 2004 from the same period in 2003, as a direct result of the growth in our installed base of subscribers to our services. Subscribers were approximately 131,000, 130,000, 130,000, 125,000, 117,000, 109,000, 99,000 and 90,000, at September 30, 2004, June 30, 2004, March 31, 2004, December 31, 2003, September 30, 2003 June 30, 2003, March 31, 2003 and December 31, 2002, respectively. In addition to subscribers, our service revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for products and services is tempered. This is also because revenues from new pricing are layered on top of revenues from existing subscribers. Price changes did not have a material impact on service revenue between periods. Average monthly revenue per subscriber was approximately $38.26 for the three months ended September 30, 2004, down from $38.68 for the same period in 2003. The decrease of $0.42 consists of an increase of approximately $0.27 related to the adoption of additional service capabilities and features by subscribers and a decrease of approximately $0.69 resulting from the price changes associated with the types of services and size and term of contracts for new subscribers as the revenues for the new subscribers were layered on top of the revenues from existing subscribers. Average monthly revenue per subscriber was approximately $37.32 for the nine months ended September 30, 2004, down from $38.33 for the same period in 2003. The decrease of $1.01 consists of an increase of approximately $0.26 related to the adoption of additional service capabilities and features by subscribers and a decrease of approximately $1.27 resulting from the price changes associated with the types of services and size and term of contracts for new subscribers as the revenues for these new subscribers were layered on top of revenues from existing subscribers.

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

Cost of service revenue (excluding intangibles amortization)

     Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are composed of costs associated with connecting our services to wireless networks and the Internet, and royalty and subscription fees paid to others. Support and other delivery costs include expenses such as employee salaries and related expenses, and depreciation of our data centers. Cost of service revenue increased to $4.2 million from $3.8 million for the three months ended September 30, 2004 and 2003, respectively. The change is attributed to an increase in employee-related expenses of $205,000 and delivery expenses of $150,000. Cost of service revenue headcount increased to 103 from 84 at September 30, 2004 and 2003, respectively. Cost of service revenue increased to $12.4 million from $11.8 million for the nine months ended September 30, 2004 and 2003, respectively. The change in cost of service revenue resulted from an increase in employee-related costs of $817,000, offset in part by a decrease in depreciation of

$249,000, as certain assets became fully depreciated. We expect headcount increases related to the delivery and support of our services to be moderate during the next 12 months. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a slower rate than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenue will be greater than the growth in cost of service revenue as we continue to add subscribers.

Service gross margin

     Service gross margins improved to 72% from 71% during the three months ended September 30, 2004 and 2003 and improved to 71% from 66% during the nine months ended September 20, 2004 and 2003, respectively, as a result of increased service revenue, associated with growth in our installed base of subscribers, and a smaller increase in overall cost of service revenue, including intangibles amortization and stock compensation. Average subscribers increased 15% and 24% for the three and nine months ended September 30, 2004 compared to the same period in the prior year. Cost of service revenue includes fixed indirect expenses and, therefore, generally increases at rates slower than the growth in our installed base of subscribers.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Product revenue	$4,182	$3,503	$11,993	$10,275

Cost of product revenue	4,376	5,249	13,172	15,078
Stock compensation — cost of product revenue	—	11	—	25

Total cost of product revenue	4,376	5,260	13,172	15,103

Product gross deficit	$(194)	$(1,757)	(1,179)	(4,828)

Product gross deficit percentage	(5)%	(50)%	(10)%	(47)%

Product revenue

     Product revenue increased 19% and 17% for the three and nine months ended September 30, 2004, respectively, from the same periods in 2003. This growth is consistent with the growth in our installed base of subscribers whose service is enabled by deployment of an Internet Location Manager. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases as well. This effect is tempered by the number of subscribers whose service is deployed through the use of a location-enabled or wireless application protocol-enabled mobile telephone installed with our software application; we do not sell these devices and therefore do not recognize any revenues or costs for such sales. Upon completion of the initial term of a customer’s contract, recognition of both deferred product revenue and product cost is complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue will grow more slowly than service revenue.

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

     Cost of product revenue decreased to $4.4 million for the three months ended September 30, 2004 from $5.2 million for the same period in 2003. The decrease in cost of product revenue of $873,000 was primarily attributable to a reduction in the provision for inventory obsolesce of $515,000, a reduction in repair and warranty charges of $182,000 and a reduction in lower-of-cost-or-market adjustments associated with discounting of hardware of $149,000. Cost of product revenue decreased to $13.2 million from $15.1 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in cost of product revenue of $1.9 million was primarily attributable to a reduction in the provision for inventory obsolesce of $1.1 million, a reduction in the cost of products of $450,000 and a reduction in lower-of-cost-or-market adjustments associated with discounting of hardware of $356,000.

Product gross deficit

     During the three and nine months ended September 30, 2004 and 2003, product gross deficit improved to (5)% from (50)% and to (10)% from (47)%, respectively. Increases in product revenue from deferrals associated with the growth in our installed base of subscribers were greater than the related increases in product costs from deferrals. While we expect the selling prices of our products to be approximately equal to or to exceed product costs in future periods, after considering other costs, such as those described in “Cost of product revenue” above, we do not expect to generate significant product gross margin during the next twelve months.

Intangibles amortization

     Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com in September 2002. The costs were amortized over estimated useful lives of three and two years, respectively. The costs were fully amortized as of September 30, 2004.

Sales and marketing expenses

     Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses remained flat at $2.9 million for the three months ended September 30, 2004 and 2003. Increases in employee-related expenses of $250,000 were offset by decreases in promotional expenses of $184,000 and sales commissions of $116,000. The increase in employee compensation expense was associated with an increase in the average headcount. The decrease in sales commissions resulted from a reduction in the rate at which net subscribers were added to our installed base. Sales and marketing headcount increased to 99 at September 30, 2004 from 81 at September 30, 2003. Sales and marketing expenses increased to $9.1 million from $8.3 million for the nine months ended September 30, 2004 and 2003, respectively. The change was the result of increases in employee compensation of $822,000 and travel expenses of $234,000, offset by decreases in sales commissions of $271,000 and promotional expenses of $110,000. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and development expenses

     Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses increased to $1.7 million from $1.4 million for the three months ended September 30, 2004 and 2003, respectively. The change was primarily the result of increases in external product development expenses of $286,000. Research and development headcount increased to 67 at September 30, 2004, from 57 at September 30, 2003. Research and development expenses increased to $4.5 million from $4.0 million for the nine months ended September 30, 2004 and 2003, respectively, and was primarily attributable to increases in external product development expenses of $307,000, and employee-related costs of $231,000. We expect that research and development expenses will increase in future periods as we develop and introduce new products and services.

General and administrative expenses

     General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses increased to $3.2 million from $2.2 million for the three months ended September 30, 2004 and 2003, respectively. The change was primarily attributed to increases in consulting fees and temporary employee-related expenses of $491,000, employee-related expenses of $262,000, and recruiting fees of $223,000. During the nine month period ended September 30, 2003 and 2004, general and administrative expenses increased to $7.8 million from $6.8 million respectively. This change was primarily attributed to increases in employee-related expenses of $842,000, consulting fees and temporary employee-related expenses of $428,000 and recruiting fees of $279,000, offset in part by a reduction in the change in the provision for doubtful accounts of $353,000 which resulted from improved collection activity and receivables management, and lower tax and license fees of $206,000. General and administrative headcount increased to 67 at September 30, 2004 from 51 at September 30, 2003. We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses and professional fees associated with our operation as a public company.

Terminated acquisition costs

     On April 12, 2004, we entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. (MDSI) providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the three and nine months ended September 30, 2004 we expensed approximately $139,000 and $2.2 million of acquisition-related costs, respectively.

Stock compensation expense

     Deferred stock compensation related to stock option grants to employees and consultants was fully amortized at September 30, 2004. Deferred stock compensation was amortized on an accelerated basis over the vesting period of individual awards.

Interest income, net

     Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments. Interest expense for the three and nine months ended September 30, 2003 related to the short-term financing of insurance costs. Interest income net of interest expense increased to $426,000 from $151,000 and to $1.0 million from $436,000 in the three and nine months ended September 30, 2004 and 2003, respectively. The increases are the result of larger invested balances and higher rates of return during the 2004 periods.

Other income (expense), net

     During the three and nine month periods ended September 30, 2004 and 2003, other expense consisted primarily of net foreign currency translation gains (losses) related to our subsidiary in India.

Income taxes

     Through 2002, we incurred net losses for federal and state tax purposes, and except for only minimum state income and franchise taxes, we have not recognized any tax provision or benefit. Net income earned during the three and nine months ended September 30, 2004, was offset by the utilization of prior years’ net operating losses; therefore no income tax expense was provided. A net loss was recorded for the nine months ended September 30, 2003 and, therefore, no tax provision or benefit was recognized in that period.

Net income (loss)

     Net income increased to $2.9 million for the three months ended September 30, 2004 from $1.1 million for the three months ended September 30, 2003. Net income increased to $7.1 million for the nine months ended September 30, 2004 from a loss of $435,000 for the same period in 2003. Our operating costs increased to $16.6 million from $15.7 million for the three months ended September 30, 2004 and 2003, respectively, and increased to $49.2 million from $47.0 million for the nine months ended September 30, 2004 and 2003, respectively. The impact of these increases in expenses was accompanied by increases in revenues to $19.1 million from $16.6 million for the three months ended September 30, 2004 and 2003, respectively, and an increase in revenues to $55.3 million from $46.1 million for the nine months ended September 30, 2004 and 2003, respectively.

     We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, we held $20.8 million of cash and cash equivalents and $93.9 million of short-term investments. Working capital totaled $117.9 million at September 30, 2004. We have no lines of credit as of September 30, 2004.

     Net cash provided by operating activities was $7.6 million and $5.5 million for the nine months ended September 30, 2004 and 2003, respectively. The $2.1 million increase in the net cash provided by operating activities reflects an increase in net income of $7.5 million, offset by a $3.6 million reduction in the net change in assets and liabilities and a $1.8 million reduction in non-cash expenses.

     At September 30, 2004 approximately $1,091,000 of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of September 30, 2004 for any such amounts that may ultimately become uncollectible. We defer product costs at time of shipment and expense any amounts in excess of the related product revenue at that time. We record accounts receivable from our customers and defer related product revenue upon installation. Both deferred product cost and revenue are recognized ratably over the minimum service contract period. Deferred product costs are recorded at the time of shipment and deferred product revenue is recorded at the time of installation. As a result, deferred product costs will generally exceed deferred revenue as we continue to grow our business. At September 30, 2004, total deferred product costs of $18.3 million exceeded total deferred revenue and customer deposits of $15.8 by $2.5 million.

     Net cash used in investing activities during the nine months ended September 30, 2004 was $93.0 million, which was comprised of $123.0 million used to purchase short-term investments and $879,000 used to purchase property and equipment, offset by the proceeds from the sale of short-term investments of $30.9 million.

     Net cash provided by financing activities decreased to $2.5 million from $58.0 million for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by financing activities in 2003 included proceeds of $51.9 million from our second public offering and $2.0 million from payments on notes receivable issued to stockholders.

     The following table represents our future commitments under minimum annual lease payments and non-cancelable purchase commitments as of September 30, 2004 (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Non-cancelable operating lease commitments	$6,425	$381	$3,382	$2,186	$476
Non-cancelable inventory purchase commitments	1,822	1,822	—	—	—

	$8,247	$2,203	$3,382	$2,186	$476

     Included in other long-term liabilities is deferred rent liability of $6,000 and $33,000, respectively at September 30, 2004 and December 31, 2003. Payments related to these amounts are included in non-cancelable operating lease commitments above. On June 9, 2004, we entered into a sublease for our future principal administrative and technical offices from 2005 through May, 2010 occupying 103,000 square feet in Fremont, California. Total sublease base rent payments are estimated to be approximately $5.2 million and are included in non-cancelable operating lease commitments above.

     We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for operating expenses, working capital and capital expenditures for at least the next eighteen months.

     If cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or to obtain a credit facility. If additional funds are raised through the issuance of debt securities, holders of these securities could have certain rights, preferences and privileges senior to holders of our common stock, and the terms of this debt could restrict our operations. The sale of additional equity or convertible debt securities could result in additional dilution to our existing stockholders, and we cannot be certain that additional financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of our operations, which could harm our business, financial condition and operating results.

RISK FACTORS

     In addition to the other information contained in this Report, the following factors should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below are intended to be ones that are specific to us or our industry and that we deem material, but they are not the only ones that we face.

If, pursuant to its announcements, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in June 2005, we may be unable to migrate some of our subscribers to an alternate wireless network and our financial results could be adversely affected.

     Beginning March 31, 2003, AT&T Wireless discontinued new sales of Cellular Digital Packet Data (CDPD) service. AT&T Wireless has also indicated that it expects to cease operating its CDPD network by June 30, 2005. As of September 30, 2004, approximately one quarter of our total subscribers utilize the AT&T Wireless CDPD network (AT&T Subscribers). We are working with the AT&T Subscribers to migrate them to an alternate wireless protocol. If the AT&T Wireless CDPD network is terminated, the AT&T Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, AT&T Subscribers would be unable to utilize our services. While we believe that we have the capability to transition all of the AT&T Subscribers to another protocol if we migrate a proportionate number of AT&T Subscribers per month from now through June 2005, currently less than such proportionate number are choosing to transition each month. If this trend continues and all or substantially all of the AT&T Subscribers choose to migrate to other protocols or other CDPD networks, if available, there can be no assurance that we will be able to migrate all such subscribers by June 30, 2005. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results. If a large percentage of the AT&T Subscribers choose not to migrate to an alternate wireless protocol or other CDPD network, if available, or seek to terminate their @Road services, such loss of subscribers would have a material adverse impact on our financial results.

If, pursuant to its announcement, Verizon Wireless ceases to operate its Cellular Digital Packet Data network by the end of 2005, we may unable to migrate some of our subscribers to an alternate wireless network and our financial results could be adversely affected.

Verizon Wireless has indicated that it expects to cease operating its Cellular Digital Packet Data network by the end of 2005. As of September 30, 2004, approximately one quarter of our total subscribers utilize the Verizon Wireless CDPD network (Verizon Subscribers). We are working with the Verizon Subscribers to migrate them to an alternate wireless protocol. If the Verizon Wireless CDPD network is terminated, the Verizon Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, Verizon Subscribers would be unable to utilize our services. While we believe that we have the capability to transition all of the Verizon Subscribers to another protocol if we migrate a proportionate number of Verizon Subscribers per month from now through December 2005, currently less than such proportionate number are choosing to transition each month. If this trend continues and all or substantially all of the Verizon Subscribers choose to migrate to other protocols or other CDPD networks, if available, there can be no assurance that we will be able to migrate such subscribers by December 31, 2005. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results. If a large percentage of the Verizon Subscribers choose not to migrate to an alternate wireless protocol or other CDPD network, if available, or seek to terminate their @Road services, such loss of subscribers would have a material adverse impact on our financial results.

If wireless carriers or their roaming partners cease to operate or maintain some or all of their Cellular Digital Packet Data networks, we may lose subscribers and our revenues could decrease.

Certain CDPD carriers have entered into agreements with other carriers to enable subscribers to use the wireless networks of other carriers in multi-carrier CDPD coverage areas. This functionality is called roaming, and wireless carriers who enter into these agreements are called roaming partners. Certain roaming partners of AT&T Wireless have terminated their CDPD networks, resulting in areas of non-coverage within this multi-carrier coverage area. In addition, we believe that certain CDPD carriers are limiting the support and maintenance of portions of their wireless networks, which can result in lower quality and availability of CDPD service for some of our subscribers and a decrease in customer satisfaction for those subscribers. If such degradation of CDPD networks continues, we may lose subscribers and our revenues would decrease.

We face competition from internal development teams of potential customers and from existing and potential competitors, and if we fail to compete effectively, our ability to acquire new customers could decrease, our revenues would decline and our business would suffer.

The market for mobile resource management services is competitive and is expected to become even more competitive in the future. If we do not compete effectively, competition could harm our business and limit our ability to acquire new customers and grow revenues, which in turn could result in a loss of our market share and decline in revenues. We believe that our product and service offerings face competition from a number of business productivity solutions, including:

•	solutions developed internally by our prospective customers’ information technology staff, particularly by large customer prospects;

•	discrete means of communication with mobile workers, such as pagers, two-way radios, handheld devices and cellular telephones;

•	solutions targeted at specific vertical markets, such as a service offered by Qualcomm that monitors assets in the long-haul transportation sector; and

•	solutions offered by smaller market entrants, many of which are privately held and operate on a regional basis.

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

The existing market is competitive. Competition is particularly vigorous for larger customers, which is a customer segment we have worked to serve. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. In addition, competitors may reduce prices to customers and seek to obtain our customers through cost-cutting and other measures. To the extent these companies compete effectively with us, our business could be adversely affected by extended sales cycles or fewer sales.

If wireless carriers on which we depend for services decide to abandon or do not continue to expand their wireless networks, we may lose subscribers and our revenues could decrease.

Currently our services function on General Packet Radio Services networks, Code Division Multiple Access 1xRTT networks, Integrated Digital Enhanced Networks and Cellular Digital Packet Data networks. These protocols cover only portions of the United States and Canada. If wireless carriers abandon these protocols, such as the anticipated termination of CDPD networks, in favor of other types of wireless technology, we may not be able to provide services to our customers. In addition, if wireless carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use our services outside the current coverage area.

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

Our expense levels are based, in part, on our expectation of future revenues. Additionally, a substantial portion of our expenses is relatively fixed. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. We believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance. Our operating results have been, and in some future quarter our operating results may be, below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

Our success depends upon our ability to develop new products and services and enhance our existing products and services; if we cannot deliver the features and functionality our customers demand, we will be unable to retain or attract new customers.

If we are unable to develop new products or services, are unable to enhance and improve our products and services successfully in a timely manner, or fail to position and/or price our products and services to meet market demand, existing customers may not add new subscribers, or we may be unable to activate new customers with our services, and our business and operating results will be adversely affected. If our enhancements to existing products and services do not deliver the functionality that our customer base demands, our customers may cancel our services at the end of their initial contract periods, and our business and operating results will be adversely affected. If we cannot effectively deploy, maintain and enhance our products and services, our revenues may decrease, we may not be able to recover our costs and our competitive position may be harmed.

If one or more of the agreements we have with wireless carriers is terminated and as a result we are unable to offer services to our customers within a carrier’s coverage area, we may be unable to deliver our services, we may lose subscribers, and our revenues could decrease.

Our existing agreements with wireless carriers may in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. In connection with ceasing operation of their CDPD networks, AT&T Wireless and/or Verizon Wireless may seek to terminate or not to renew their contracts for CDPD service with us. If one or more of our wireless carriers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless carrier outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers in that coverage area.

Any material weakness or significant deficiency identified in our internal controls as part of the assessment that our independent public accountants and we are performing pursuant to the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent accountants must report on management’s evaluation as well as evaluate our internal control structure and procedures. We are in the process of documenting and testing our system of internal controls; upon completion of our review, certain deficiencies may be discovered that will require remediation. This remediation may require implementing certain information systems operating protocols and/or additional manual controls, the cost of which could have a material adverse effect on our business, financial condition and results of operations. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs, and may divert management resources from core business objectives and other business concerns.

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

We have only recently become profitable and may not sustain or increase profitability in the future. As of September 30, 2004, we had an accumulated deficit of approximately $109.1 million. To sustain profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. To facilitate the sale of our services, we have sold and may sell our hardware below our costs. As a result, we have experienced, and may continue to experience, negative gross margins on the sale of our hardware. Changes such as increases in our pricing for products and services or the pricing of competing products and services may harm our ability to increase sales of our products and services to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

We depend on a limited number of third parties to manufacture and supply critical components for our products and services.

We rely on sole suppliers and manufacturers for a number of key components for our products and do not have long-term agreements with any of these suppliers or manufacturers. If these parties do not perform their obligations, or if they cease to manufacture and supply components critical for our products and services, we may be unable to find other suppliers or operate our business. We cannot be sure that alternative sources for key components used in our products, such as the Internet Location Manager and the Internet Data Terminal, will be available when needed, or if available, that these components will be available on commercially reasonable terms. Our sole suppliers and manufacturers of key components include:

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

Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our operations depend upon our ability to maintain and protect our computer systems at our co-located data centers in Ashburn, Virginia and Redwood City, California, which is in or near earthquake fault zones. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Within each of our data centers, we have fully redundant systems; however, in the event of a system or network failure, the process of shifting access to customer data from one data center to the other would be performed manually, and could result in a further disruption to our services. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and distract management from operating our business.

If our customers do not have access to sufficient capacity on reliable wireless networks, we may be unable to deliver our services, we may lose subscribers, and our revenues could decrease.

Our ability to grow and maintain profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tunnels blocking the transmission of data to and from wireless modems used with our services. These effects could make our services less reliable and less useful, and customer satisfaction could suffer.

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

We must develop our services quickly to keep pace with the rapidly changing MRM market. Products and services that address this market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. We may be forced to delay commercial release of new services or new versions of existing services until such errors or defects are corrected, and in some cases, we may need to implement enhancements to correct errors that were not detected until after deployment of our services. Even after testing and release, our services may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. Such customer dissatisfaction would damage our reputation and result in lost revenues, diverted development resources, and increased service and warranty costs.

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

From time to time, stock markets experience dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature and growth rate of our business and the mobile resource management market, the market price of our common stock may rise and fall in response to:

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

As of October 31, 2004, a limited number of stockholders own approximately 38% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of October 31, 2004, approximately 38% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to the impact of interest rate changes and changes in the market values of our marketable securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of high-quality corporate issuers and the U.S. government or its agencies. Our investment policy limits the amount of credit exposure to any one issuer and limits our investments to maturity dates of less than one year. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to provide portfolio liquidity.

Cash, cash equivalents and marketable securities in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities that have declined in market value due to changes in interest rates.

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values as of September 30, 2004 and December 31, 2003. As of September 30, 2004, marketable securities consisted of $20.8 million with original maturity dates of 90 days or less and $93.9 million with original maturity dates of greater than 90 days. As of December 31, 2003, marketable securities consisted of $103.7 million with original maturity dates of 90 days or less and $2.0 million with original maturity dates of greater than 90 days.

		Average		Average
	Carrying	rate of	Carrying	rate of
	value at	return at	value at	return at
	September 30,	September 30,	December 30,	December 30,
	2004	2004	2003	2003
Cash, cash equivalents and marketable securities	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash and cash equivalents—variable rate	$5,565	0.8%	$3,506	0.1%
Money market funds—variable rate	$553	1.5%	$100,163	1.0%
Cash and cash equivalents—fixed rate	$14,732	1.7%	$—	0.0%

Total cash and cash equivalents	$20,849	1.4%	$103,669	0.9%
Marketable securities—fixed rate	$93,931	1.7%	$2,000	0.7%

Total cash, cash equivalents and marketable securities	$114,780	1.6%	$105,669	0.9%

Foreign Currency Exchange

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 and provides research and development activities. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System digital receiver chips; Sierra Wireless, in Canada, provides the modem for some versions of the Internet Location Manager; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 4.5 percent.

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiary in India.

Item 4. Controls and Procedures.

Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so. There were no significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

A disclosure control system, no matter how well conceived and implemented, can provide only reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the company have been detected.

We are currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for our fiscal year ending December 31, 2004. This effort includes internal control documentation and review under the direction of senior management. During the course of these activities, we have identified certain internal control issues which management believed needed to be improved. The review has not identified any material weakness in internal control as defined by the Public Company Accounting and Oversight Board. However, we have made, and will continue to make, improvements to our internal controls over financial reporting as a result of our review efforts. These improvements may include formalization of policies and procedures, improved segregation of duties and additional monitoring controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition or operating results.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

@ROAD, INC.

By: /s/ Michael Johnson

Michael Johnson
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: November 8, 2004

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.