Form 10-K
period 2004-12-31
@ROAD, INC
filed 2005-03-15
CIK 1109537

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-31511

@Road, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3209170 (I.R.S. Employer Identification No.)

47071 Bayside Parkway
Fremont, CA 94538
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: 510-668-1638

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $286,024,748 as of June 30, 2004, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        There were 54,846,967 shares of the registrant's Common Stock issued and outstanding as of February 28, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        Part III incorporates information by reference from the definitive proxy statement to be filed in connection with the registrant's 2005 annual meeting of stockholders.

        Except for the historical information contained in this Report, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, fluctuations in quarterly results, customer acceptance of our products and services, our ability to adapt to rapid technological change, our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others and general economic and political conditions. Further information regarding these and other risks is included in this Report and in our other filings with the Securities and Exchange Commission ("SEC").

        Our primary Internet address is www.road.com. We make our periodic SEC reports (Forms 10-Q and Forms 10-K) and current reports (Forms 8-K) available free of charge through our website as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our website, as allowed by SEC rules.

PART I

Item 1.    Business

Overview

        We are a leading provider of mobile resource management solutions, a rapidly growing category of business productivity solutions that enable the effective management of mobile resources. We market and sell our solutions to a broad range of customers in the United States and Canada that vary in size, geographic location and industry. For the year ended December 31, 2004, total revenues increased to $75.2 million.

        On February 18, 2005, we acquired all of the outstanding shares of Vidus Limited ("Vidus"), a provider of dynamic field service automation solutions located in Ipswich, United Kingdom. The acquisition is intended to allow us to integrate technology for dynamic scheduling, dispatching, routing and appointment booking of mobile workers, and we intend to expand our business to Europe and other international markets.

        In exchange for all of the outstanding shares of Vidus capital stock, we issued approximately 5.5 million shares of our common stock valued at $38.2 million and newly created interest-bearing redeemable preferred stock in the face amount of approximately $10.2 million, extinguished for cash existing debt of approximately $4.6 million and issued approximately 146,000 vested options with a fair value of $532,000. Under the terms of the stock option grants, each option has been classified as a non-qualified stock option, is fully vested, has an exercise price ranging from $0.67 to $2.00 per share and generally has a one-year term. In addition, we extinguished for cash other existing debt of approximately $926,000. The purchase price also included estimated direct transaction costs of $1.3 million.

The @Road Solution

        Our mobile resource management ("MRM") solutions allow customers to improve productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. In addition, our solutions are designed to enable customers to increase the utility of their mobile resources and decrease their costs of operations by facilitating business processes, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field. Our solutions also provide location, reporting, dispatch, messaging, and other management services and are designed to be easy to implement and use. Our customers can manage their mobile workers in several ways, including by logging onto our website, receiving their data directly into their existing software applications, using any telephone to access our speech-to-text voice portal or requesting information from our data centers using application programming interfaces.

        The foundation of our solutions is our LocationSmart technology platform that combines wireless communications, Global Positioning System ("GPS") technology, hosted software applications and Internet technologies. The information technology infrastructure and network application software used in our LocationSmart technology platform reside on servers located in data centers in Virginia and California and our network operations center in California. Because we host our solutions, our customers do not need to make a substantial investment in acquiring and supporting capital equipment, such as software and data networking equipment, to use our solutions. The LocationSmart technology platform is depicted in Figure 1.

@Road LocationSmart Technology Platform

Global positioning system satellites operated by the U.S. Department of Defense
@Road devices, other devices and mobile telephones purchased by our customers
Wireless carrier networks operated by telecommunications carriers
Scheduling
Dispatching
Monitoring
Messaging
Mapping
Other services
@Road-operated data centers at co-location facilities
Customers' Internet-connected computers and telephones accessing @Road services www
www
Publicly available Internet

Figure 1

        Our service delivery architecture is designed to serve a growing number of users with increasing data transmission volumes without compromising performance, delivery times or data accuracy. Because key technology components of our solutions can be expanded to accommodate additional users, as in the case of wireless networks or the Internet, or are designed to accommodate a practically unlimited number of users, as in the case of GPS, we believe that we can support a significantly expanding customer base.

        We believe that customers use an anticipated or expected return on investment as a primary selection criterion when evaluating MRM solutions. We believe that the benefits of our solutions that drive a rapid return on investment for our customers include the following:

  •
  Improved productivity of mobile resources.    Customers use location, personalized mapping landmarks and path sequencing features to maximize the time spent completing work orders in the field and to minimize non-productive time. Customers also monitor the progress of jobs in the field and re-allocate resources to better meet project deadlines. Customers measure improvements in their mobile workers' productivity from using our solutions in many ways, including by an increase in the number of jobs a mobile worker can complete per day or by the increase in revenue earned by a mobile worker per day.

  •
  Decreased costs of operations of mobile resources.    Customers use our two-way communications services for low-cost transmission of completed business forms, signature verification and messaging. Customers also use our services to automatically monitor and schedule maintenance activities for assets in the field. Customers measure decreases in their costs from using our solutions in many ways, including by a decrease in the cost of having a mobile worker in the field or by a decrease in the cost of insuring mobile workers and assets.

  •
  Improved efficiency of a customer's overall operations.    Customers use our solutions to capture timekeeping, workflow and inventory information in the field. This information can be delivered directly to our customers' existing software applications or downloaded from our website and imported into a payroll or customer invoicing system. These services can minimize the need for back-office data entry services, minimize data entry errors and accelerate invoicing processes. Customers measure improvements in their efficiency from using our solutions in many ways, including by a decrease in costs of general and administrative expenses and by a reduction in the number of days of outstanding accounts receivable.

  •
  Improved responsiveness to our customers' customers.    Customers use location and workflow information to update our customers' end-customers about pending work orders or deliveries. Our customers also use our location-on-demand feature to assign a pending work order to the closest or best-equipped mobile worker to provide the quickest response that meets the end-customer's demands. Customers enhance their customer relationship management operations by accessing stored information about end-customers, including workflow data records, audit trails of mobile worker messages, and daily mobile worker activity data. Customers measure improvements in their responsiveness from using our solutions in many ways, including by a reduction in aged receivables and by an improvement in internal customer satisfaction indexes.

        In addition, we offer multi-year subscription contracts and hardware purchase plans that allow our customers to pay us on a monthly basis and minimize upfront cash commitments. We believe a monthly payment subscription model further accelerates a customer's return on investment in our solutions.

  Strategy

        We believe that leaders in the MRM market are evaluated on a number of criteria, including size, technology leadership, financial strength, strength of customer base, strategic relationships with wireless carriers and management experience. We believe that based on these criteria, we are a leader in the MRM market. Our objective is to enhance our leadership position in the MRM market. Key elements of our strategy are:

  •
  Further penetrate vertical markets in which we have or are developing leading reference customers.    We have developed relationships with leading companies in selected vertical markets, such as telecommunications and construction. We are leveraging our relationships with these customers and our knowledge of their MRM needs to attract other potential medium- to large-sized customers in these markets. In other vertical markets, we intend to replicate the model of deploying our solutions with a leading reference customer and leveraging this relationship and our MRM market expertise to attract other customers in those markets.

  •
  Create new value-added services for our customers.    We will continue to add new features and functionality to our solutions and develop new platforms that take advantage of improvements that are being made in wireless communications. We expect to continue to release new features that synthesize the information currently retrieved by our existing services and which arise from working closely with our customers. We expect some of these features to be incorporated into our services as free enhancements, while others will be offered for additional fees. We intend to continue to use our global capabilities to help develop and support new features and functionality for our solutions. In addition, we are continuing to develop an open platform architecture to allow our customers and partners to integrate third-party applications with our solutions.

  •
  Expand our solutions internationally.    We intend to identify new geographic markets for which our solutions and our LocationSmart technology platform satisfy evolving customer demands. We believe that leveraging our technology leadership position, our experience with customers in the United States and Canada and the distribution resources of established vendors and wireless carriers will help us to establish customer awareness and acceptance of our solutions in international markets.

  •
  Acquire complementary businesses and technologies.    We intend to supplement our subscriber base, revenue and solutions by selectively acquiring complementary businesses and technologies.

        We continually evaluate opportunities to accelerate our growth and broaden our market share in the United States and abroad.

  @Road Solutions

        Our current family of MRM solutions includes GeoManager, GeoManager PE, @Road Pathway iLM, @Road Pathway PE and @Road Portico iLM. In addition, we offer solutions comprised of bundled services that are designed to meet the needs of customers in a variety of vertical markets, including telecommunications, field service, construction, facilities/waste management, freight and passenger transportation, courier/delivery, distribution, cable/broadband and utilities. Taken together, our solutions are designed to meet the needs of customers of all sizes in our target vertical markets.

        Our solutions provide current and historical data relating to a customer's mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views to help achieve compliance with their internal business rules. Customers can choose to submit queries through our applications to create reports and views on demand or they can have reports delivered on a pre-scheduled basis. Customers can also download reports to manipulate and store data as desired. Mobile resource data is typically stored by us for 30 to 45 days, but is stored for longer periods for customers that purchase our extended data storage service.

        We commence implementation of our solutions with the deployment of a device to each of the customer's mobile resources. We call each mobile resource with such a device a "subscriber." Our services operate with two device types:

  •
  A mobile worker can use our proprietary hardware device that integrates a GPS receiver and a wireless modem and which includes embedded operating and diagnostic software. This hardware device is called an Internet Location Manager ("iLM"). We offer several different models of iLM devices. An iLM is installed in a mobile worker's vehicle. Installation is typically completed in less than one hour and is performed by our subcontracted installation agents.

  •
  A mobile worker can use certain location- or wireless application protocol-enabled mobile telephones offered by several wireless carriers. Customers download our software into these mobile telephones as part of implementing our solutions.

        These devices send and receive a variety of information from time to time and on demand. Such data include location, velocity, time and operational diagnostics. These data are transmitted to our data centers using wireless networks and the Internet. If a wireless connection to a device is not available, then the device will store up to five days of captured data and seek to transmit the data when a wireless connection is available.

        The following table describes our current family of MRM solutions, including suites that we specifically developed for target vertical industries, selected features of our solutions and devices that operate with these solutions:

Solution	Description	Selected Features and Options	@Road-Supported Devices

GeoManager

Flagship service designed to provide comprehensive mobile resource management for customers in all of our markets. These services may be delivered on a hosted basis using a web browser on demand, continuously streamed to customer applications or by providing connections to other applications with application programming interfaces ("APIs").

•    Reporting—a set of configurable activity and maintenance reports and tools
•    Exception Services—alerts and reports identifying incidents where mobile workers meet or exceed customer-defined business rules
•    MobileForms—business transactions, signature capture and document workflow in the field using a ruggedized personal digital assistant
•    DirectData—continuous transmission of @Road data directly to customer databases or applications
• Mapping—automatic geo-coding of location data and configurable map views of mobile workers and assets

GeoManager PE	Provides customers much of the same functionality as the GeoManager solution. Runs a java application on a location-enabled wireless telephone.
•    TimeConnect—automates the recording of mobile workers' daily activities and provides reporting tools
• Configurable Update Rate—customers can vary the frequency of @Road data transmissions to meet business needs
• Field Landmarking—subscribers can use mobile telephones to generate location-specific icons for use with Mapping, Reporting and other features • Mapping

@Road Pathway iLM	Mid-level MRM solution that delivers metrics to measure mobile workforce performance and manage compliance with business rules.	• Activity Reports—detailed reporting of individual mobile workers and groups • Ping—locate workers in the field on demand using any web browser • Mapping

Solution	Description	Selected Features and Options	@Road-Supported Devices

@Road Pathway PE	Provides the same functionality as the @Road Pathway iLM solution using a location-enabled mobile telephone.	• TimeConnect • Configurable Update Rate • Auto-launch—automatically starts the @Road application software when the mobile telephone is powered on • Activity Reports • Ping • Mapping

@Road Portico iLM	Provides customers a cost-effective, entry-level MRM solution.	• Activity Reports • Mapping

@Road Telco, Cable, and Utilities Suite	A specified set of @Road MRM services and devices specially designed for customers in the telecommunications, cable and utilities vertical markets.

•    Two-Way Communications—provides text messaging and automated forms for workers in the field
•    Vehicle Diagnostics—using J1708 and OBD-II standards, monitors vehicle diagnostics and wirelessly transmits diagnostic data to @Road data centers
•    @Road FieldServices—provides detailed on demand and historical reporting of mobile worker activity using metrics tailored to the target vertical markets
•    @Road Mobile HotSpot—an optional feature enabling mobile workers to wirelessly connect their computing devices to the Internet and customer applications using 802.11 wireless technology
•    DirectData
• Mapping

Solution	Description	Selected Features and Options	@Road-Supported Devices

@Road Transportation and Distribution Suite	A specified set of @Road MRM services and devices specially designed for customers in the transportation and distribution vertical markets.

•    Route Compliance—provides reports to help monitor route progress and which compare planned routes with actual routes traveled
•    Vehicle Diagnostics
•    Speed Radar—provides reports comparing posted speed limits with the actual speed traveled
•    Driver Logs and State Mileage Reports—electronically record hours of service, duty status and state mileage information for mobile workers
•    @Road Mobile HotSpot
•    DirectData
•    Mapping

@Road Facilities Management Suite	A specified set of @Road MRM services and devices specially designed for customers in the facilities management vertical market.

•    Route Compliance
•    Electronic Cover Sheet—provides daily barcoded route sheets based on automated analysis of facilities, mobile worker schedules and other variables
•    Barcode Wand—automatic data capture and reporting of barcoded information scanned in the field
•    Two-Way Communications
•    Vehicle Diagnostics
•    DirectData
• Mapping

        We believe the following features and benefits of our solutions provide a variety of competitive advantages over other solutions:

  •
  Cost-effective.    Our solutions are cost-effective for our customers because we utilize existing infrastructure developed by other companies, such as the Internet and wireless networks, and GPS technology developed by the U.S. government. Our customers are not required to make a substantial capital investment because customer data and our software reside on our servers located at data centers, and customers may access our solutions by using the Internet or any telephone.

  •
  Ease of implementation.    The implementation of our solutions is designed to be quick and easy. When deploying our solutions using a location- or wireless application protocol-enabled mobile telephone as the hardware device, customers install a software program on the telephone. Once launched, this software program communicates with our data centers, and the customer deployment is complete. When deploying our solutions using an iLM, with or without additional optional hardware devices, we install this hardware in the customer's vehicles. As our customers grow, they can deploy software on additional mobile telephones or our hardware devices in additional vehicles to continue to expand their use of our solutions.

  •
  Ease of use.    We have designed our products and services to be deployed as end-to-end solutions. Our services are designed to be available over the Internet and by telephone 24 hours a day, seven days a week, with the exception of scheduled maintenance. Our user interfaces, including our Internet-browser applications, mobile telephones, Internet Data Terminals and our ruggedized personal digital assistant, are designed to be intuitive and easy to use and require minimal training. Certain elements of our user interface can be configured by the customer to meet each customer's particular requirements. Additionally, our DirectData service streams customer data directly to a customer's existing software applications and databases, and the business intelligence arising from use of our solutions with a customer's existing operations models enables a customer to maximize the value of its existing investments in information technology and productivity solutions.

  •
  Ease of maintenance.    We host and maintain all the services we provide. We also manage the wireless network and Internet connections between and among the devices in the field, our data centers and the Internet. Additionally, we implement service and software upgrades centrally at our data centers and remotely to the devices in the field over the same wireless connection used to transmit mobile resource information. Our implementation of enhancements to our solutions is designed to avoid interruption of our customers' regular operations. For these reasons, we believe customers benefit from enhancements to our solutions while avoiding information technology and infrastructure maintenance expenses.

  •
  Wireless data connectivity.    Our services operate with a number of wireless networks offered by some of the largest wireless carriers in the United States and Canada, including: General Packet Radio Services, Code Division Multiple Access 1XRTT, Integrated Digital Enhanced Network and Cellular Digital Packet Data. With our wireless carrier alliances, we deliver services in more than 200 of the top metropolitan statistical areas in the United States and Canada. Subject to a customer's preferences, we typically configure our solutions with the most cost-effective and efficient wireless network available in the customer's geographic area of operations. In some cases, a single customer with geographically disperse operations may deploy solutions that seamlessly use more than one wireless network. Wireless network configuration typically occurs in the background and does not require significant time or effort of the customer.

  •
  Communications capabilities.    Our customers may add optional communications capabilities to enhance their MRM solutions. For example, customers can deploy our @Road Mobile HotSpot device to wirelessly connect their computing devices in the field to the Internet and customer applications. This device is designed to provide secure communications using 802.11 wireless technology combined with access point security and device-level encryption. @Road Mobile HotSpot is designed to provide field workers comprehensive access to customer applications for such purposes as accessing customer relationship data and using new product and service provisioning systems directly at a job site. Additionally, we offer two-way communications services, which operate with a mobile telephone or an iLM combined with our Internet Data Terminal ("iDT"). The iDT is a hardware device that provides a user interface, including a display and keyboard, for use by mobile workers in the field. These services enable our customers to communicate regularly and quickly with mobile workers. While our two-way communications services permit free-text messages, they also enable customers to pre-program a set of messages that can be transmitted with the push of a button to minimize distractions in the field. Messages are stored at our data centers and are accessible by our customers using a web browser. Customers can use the message database for customer relationship management, proof of service, minimization of lost change orders or missed appointments, audit or other communications.

  •
  Robust reporting and mapping capabilities.    Our solutions offer customers comprehensive, detailed reporting of workforce activity, either individually or for all or a selected group of a customer's mobile resources. Customers may download and format reports for additional sorting and analysis. Customer preferences are stored at our data centers and can be modified by the customer at any time to meet its changing needs. The current and past locations of each mobile worker or asset can be displayed on a map, making monitoring simple. Customers may personalize map views to graphically display different information about their mobile resources, including locating positions on maps by address or customer-defined landmarks and retracing routes traveled.

  •
  Location by Global Positioning System.    Our solutions use the Global Positioning System to determine the location of a mobile resource. We believe GPS technology is more reliable than other positioning technologies because of its proven accuracy, the large number of deployed satellites and its ability to determine location regardless of velocity and altitude. The Global Positioning System uses pre-existing infrastructure developed by the U.S. government, which minimizes our costs of service delivery.

  •
  Store-and-forward functionality.    Our solutions are designed to address common geographic limitations and network difficulties associated with wireless networks. When a subscriber travels outside a designated wireless network's coverage area, the Internet Location Manager or mobile telephone, as the case may be, continues to collect data and stores up to five days of information. The data are transmitted to our data centers when the subscriber returns to the wireless coverage area. Our solutions are designed to be tolerant of wireless network difficulties and to have the ability to confirm receipt of data from the field and re-transmit data when errors are detected.

  Customers

        We market and sell our solutions to a broad range of customers in the United States and Canada that vary in size, geographic location and industry. The number of mobile resources enabled with our solutions has grown from 135 as of December 31, 1998 to approximately 133,000 as of December 31, 2004. We categorize a customer in a small-, medium- or large-sized customer group by reference to the total number of subscribers to our services for that customer. Small-sized customers have less than 30 subscribers, medium-sized customers have 31 to 1,000 subscribers and large-sized customers have more than 1,000 subscribers. Currently we have customers in the following industries:

• Telecommunications	• Courier/Delivery
• Field Service	• Distribution
• Construction	• Security
• Facilities/Waste Management	• Cable/Broadband
• Freight and Passenger Transportation	• Utilities

        In 2004 and 2003, one customer, Verizon Communications, represented 17% of total revenues. No other customer comprised 10% or more of total revenues. In 2002, no single customer or group of related customers comprised 10% or more of total revenues.

  Research and Development

        We concentrate our research and development activities on services and device engineering. Our U.S. research and development activities are supplemented by resources and personnel at our subsidiary in India. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:

  •
  Services. We intend to continue to develop our services by offering new features while enhancing existing features. For example, in January 2004, we announced the availability of @Road FieldServices, which provides several on-demand and scheduled reports of mobile worker activity designed to measure actual versus planned activities and identify areas for productivity improvement. In May 2004, we announced the availability of Electronic Cover Sheet, a service designed to provide daily barcoded route sheets based on automated analysis of facilities, mobile worker schedules and other variables. In June 2004, we announced the availability of Mobile Enterprise Access, which is designed to provide mobile workers access to customer applications and data from mobile telephones.

  •
  Devices.    We intend to continue to develop and release platform upgrades to add new features as well as to enhance existing features. For example, in March 2004, we announced the availability of GeoManager PE and @Road Pathway services for Nextel i730 color mobile telephones. In October 2004, we announced the availability of @Road Pathway iLM, which provides the @Road Pathway service in connection with our iLM for those customers wanting the solution hardware installed in mobile worker vehicles. In October 2004, we announced the availability of @Road Mobile HotSpot, a device that is designed to enable mobile workers to wirelessly connect their computing devices to the Internet and customer applications using 802.11 wireless technology.

        We spent $6.2 million, $5.4 million and $5.9 million on research and development activities in 2004, 2003 and 2002, respectively. As of December 31, 2004, we had 84 employees in research and development.

  Technology

        Our technology efforts focus on creating new solutions and enhancing the reliability, availability and features of our solutions while maintaining a scalable and cost effective architecture. Our proprietary technologies are designed to work with technologies from other companies, including our competitors. In addition, although our solutions utilize Global Positioning System technology, our solutions have been designed to work with other location technologies. We expect to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective. Our technology efforts focus on the following areas:

  •
  Wireless technology.    Our solutions currently operate on several wireless networks offered by a number of wireless carriers, including General Packet Radio Services, Code Division Multiple Access 1XRTT, Integrated Digital Enhanced Network, and Cellular Digital Packet Data. One of our objectives is to continue to maintain our technological independence from any one wireless protocol or platform, enabling our customers to communicate with our data centers in the way or ways which best suit their needs.

  •
  Access and Internet technology.    The delivery of our solutions is complex in part because it involves the continuous collection, storage and processing of data from subscribers in the field as well as processing requests from users accessing our data centers from the Internet. To manage the throughput of customer information and to deliver our solutions to our customers, we use secure Internet connections between our data centers and customers and between our data centers and the wireless networks transmitting customer information. In addition to providing access to our solutions using any Internet connected computer, we provide access via any telephone with our speech-to-text interface technology. We also facilitate the integration of customer data collected by our solutions with a customer's existing software applications through our DirectData streaming service, application programming interfaces, TCP Connect Service and @Road Mobile HotSpot device.

  •
  Information technology.    We have an information technology organization dedicated to maintaining and enhancing our data centers. By using our data centers, we relieve our customers of the development and operations burden of managing wireless communications protocols, location technologies, hosted software applications, transaction processing infrastructure and Internet technologies. Our data centers include servers located in Redwood City, California and Ashburn, Virginia and at our network operations center in Fremont, California. We maintain variable-speed capacity connections between our data centers and the Internet and dedicated connections to the wireless networks we use. In addition, our data centers automatically replicate customer data on a minute-by-minute basis. In the event of a power failure, our systems would be powered by a backup power supply.

  •
  Software applications.    We have a software development organization that designs, builds and tests new software for use with our solutions. This organization includes personnel and other resources in Fremont, California and at our subsidiary in Chennai, India. We have created a specially designed environment that is designed to accelerate the development and testing of new software without impacting the availability of our solutions to existing customers. We also design, build and test software for installation in the hardware devices that are used to deliver our solutions, including the iLM, iDT and location- and wireless application protocol-enabled mobile telephones.

  Key Alliances and Relationships

        We will continue to establish relationships with third parties for the purpose of accelerating the adoption of our solutions. We believe that establishing strategic relationships will facilitate our technological leadership and provide early access to emerging technologies and new customers. Some of our existing relationships include:

  •
  Wireless carriers.    We have established relationships with Bell Mobility, Cingular Wireless (which acquired AT&T Wireless, and therefore our relationship with AT&T Wireless, in October 2004), Nextel Communications, Nextel Partners, Sprint, TELUS Mobility and Verizon Wireless to provide wireless connectivity between our subscribers and the Internet. We contract directly with Cingular Wireless and Sprint for the provision of wireless communications, which are bundled with our solutions. With Bell Mobility, Cingular Wireless, Nextel Communications, Nextel Partners, TELUS Mobility and Verizon Wireless, our customers generally have separate contracts for wireless communications with the carrier. In addition, we have established a relationship with Nextel Communications by which it can resell certain of our solutions in exchange for monthly fees.

  •
  Manufacturers.    We have established a relationship with Orient Semiconductor Electronics for the manufacture and testing of our iLM. Micronet manufactures our iDT, and Symbol Technologies manufactures a ruggedized personal digital assistant that can be used with some of our solutions. We have relationships with other companies that manufacture components for our solutions as well.

  Sales and Marketing

        Our sales and marketing objective is to achieve broad market penetration through vertical marketing and targeted sales activities. We currently market and sell our solutions through a number of sales channels, including the following:

  •
  Strategic sales force.    We have a team of sales employees focused on marketing and selling our solutions to enterprise accounts. Enterprise accounts are defined as customers with greater than 1,000 mobile resources. The sales process with enterprise accounts often requires many months of activity, is competitive and requires a pilot test of our solutions.

  •
  Major account sales force.    We have a team of sales employees focused on marketing and selling our solutions to major accounts. Major accounts are defined as customers with between 100 to 1,000 mobile resources. This sales force is geographically dispersed throughout the United States.

  •
  Inside sales force.    We have a team of sales employees focused on marketing and selling our solutions to small business customers and selling additional solutions to existing customers. This sales force is located at our headquarters in Fremont, California.

  •
  Agent sales force.    We have a team of sales employees who manage a network of master agents and sales agents focused on marketing and selling our solutions. These sales agents are geographically dispersed throughout the United States. Participants in the agent sales program are compensated for the sale of our solutions and for the length of time during which a customer is under contract with us. Sales agents facilitate sales of our solutions through their own efforts and work with wireless carrier alliances to increase our subscriber base.

  •
  Wireless carrier sales force.    We have a team of sales employees focused on marketing and selling our solutions with the sales personnel of wireless carriers. These wireless carriers include Cingular Wireless (which acquired AT&T Wireless, and therefore our relationship with AT&T Wireless, in October 2004), Nextel Communications, Sprint and Verizon Wireless. Certain of these alliances market or facilitate sales of our solutions through their own sales channels or work with our dedicated wireless carrier sales force to increase our subscriber base.

        Our marketing department is engaged in a wide variety of activities, such as awareness and lead generation programs and product management. Generally, these activities include public relations, seminars, direct mail, trade shows, and co-marketing and co-branding with alliances.

        We spent $12.3 million, $11.4 million and $10.7 million on sales and marketing activities in 2004, 2003 and 2002, respectively. As of December 31, 2004, our sales and marketing team consisted of 103 employees.

  Competition

        We face strong competition for our solutions, and this competition is expected to increase in the future. We compete primarily on the basis of functionality, ease of use, quality, price, service availability and corporate financial strength. As the demand by businesses for mobile resource management solutions increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards may make it easier for new market entrants or existing competitors to improve their existing products and services, to offer some or all of the products and services we offer or may offer in the future, or to offer new products and services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, Global Positioning System, software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.

        If we are unable to compete successfully, our business may suffer and our sales cycles could lengthen, resulting in a loss of market share or revenues. We face competition from a number of different business productivity solutions, including:

  •
  Solutions developed internally by our prospective customers' information technology staffs;

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

  Intellectual Property

        We rely on a combination of patent, trade secret, trademark and copyright laws, nondisclosure agreements and other contractual restrictions to protect our proprietary technology. As of December 31, 2004, we possessed 14 patents, which we believe cover our GPS chipset technology and some of the methods and structures for distributing information over a network as well as applications of those methods, and @Road has over 30 additional patents pending in jurisdictions throughout the world. Although we have applied for patent protection primarily in the United States, we have filed and intend to continue to file patent applications in other countries where there is a strategic, technological or business justification.

        As part of our confidentiality procedures, we generally enter into nondisclosure agreements with our employees, consultants, distributors and corporate alliances and limit access to and distribution of our software, documentation and other proprietary information. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes our intellectual property or the intellectual property licensed to us by third parties, our business could be seriously harmed. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Therefore, the measures we take to protect our proprietary rights may not be adequate.

        Third parties may claim that our current or future products or services infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our solutions, which would make our solutions less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

  Employees

        As of December 31, 2004, we had 432 employees, 350 of whom were located in the U.S. and 82 of whom were located in Chennai, India. Our future success is substantially dependent on the performance of our executive and senior management and key technical personnel, and on our continuing ability to find and retain highly qualified technical and managerial personnel. We believe relationships with our employees are good.

Item 2.    Properties

        We have offices in Fremont, California and Chennai, India.

Location	Ownership	Square Feet	Primary Use	Lease Expiration
Fremont, CA	Leased	103,000	Corporate headquarters, customer service, engineering from January 2005	5/16/2010
Fremont, CA	Leased	54,000	Corporate headquarters, customer service, engineering through January 2005	1/31/2005
Fremont, CA	Leased	30,000	Engineering, research and development, data center (6,000 square feet subleased on a month-to-month basis.)	12/31/2005
Chennai, India	Leased	4,100	Research and development, customer service	11/16/2005
Chennai, India	Leased	2,500	Research and development, customer service	12/31/2006
Chennai, India	Leased	2,700	Research and development, customer service	5/1/2007

        While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

        For a discussion of the accounting treatment of our leased properties, see "Note 10—Commitments and Contingencies" of the notes to our consolidated financial statements, included elsewhere in this Report.

Item 3.    Legal Proceedings

        From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, or operating results.

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

	High	Low
Quarter ended March 31, 2003	6.76	4.34
Quarter ended June 30, 2003	11.73	6.00
Quarter ended September 30, 2003	15.10	10.93
Quarter ended December 31, 2003	15.15	10.98
Quarter ended March 31, 2004	16.82	10.58
Quarter ended June 30, 2004	13.55	7.05
Quarter ended September 30, 2004	7.55	3.10
Quarter ended December 31, 2004	6.91	4.01
Quarter ended March 31, 2005 (through February 28, 2005)	6.65	4.35

        At December 31, 2004, there were approximately 110 holders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

        The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products or services or customers by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations, as well as general political, economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

        We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate declaring any cash dividends in the foreseeable future.

Item 6.    Selected Financial Data

        The selected consolidated financial data set forth below should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes and other information contained in this Report.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Services	$58,828	$49,561	$33,678	$20,188	$7,919
Product	16,406	13,802	10,742	7,262	2,704

Total revenues	75,234	63,363	44,420	27,450	10,623

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	16,515	15,711	13,544	12,690	6,414
Cost of product revenue	18,310	19,770	16,946	13,523	7,865
Intangibles amortization	28	455	1,670	1,656	1,239
Sales and marketing	12,335	11,408	10,746	17,267	15,512
Research and development	6,191	5,379	5,878	7,608	8,893
General and administrative	12,020	9,202	8,616	12,733	10,887
Restructuring charges	—	—	—	218	—
Terminated acquisition costs	2,138	—	—	—	—
Stock compensation	4	467	1,065	3,041	11,664

Total costs and expenses	67,541	62,392	58,465	68,736	62,474

Income (loss) from operations	7,693	971	(14,045)	(41,286)	(51,851)

Other income (expense), net:
Interest income	1,532	686	964	2,662	3,243
Interest expense	—	(11)	(15)	(9)	—
Investment impairment charge	—	—	(1,035)	—	—
Other (expense) income, net	(4)	16	(106)	(14)	(215)

Total other income (expense), net	1,528	691	(192)	2,639	3,028

Net income (loss)	$9,221	$1,662	$(14,237)	$(38,647)	$(48,823)

Net income (loss) per share:
Basic	$0.17	$0.03	$(0.31)	$(0.88)	$(3.48)

Diluted	$0.16	$0.03	$(0.31)	$(0.88)	$(3.48)

Shares used in calculating net income (loss) per share:
Basic	54,296	49,978	46,134	43,892	14,026

Diluted	57,435	54,282	46,134	43,892	14,026

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Detail of stock compensation:
Cost of service revenue	$—	$10	$23	$82	$171
Cost of product revenue	—	25	96	194	479
Sales and marketing	1	25	72	(12)	1,691
Research and development	1	93	322	214	2,686
General and administrative	2	314	552	2,563	6,637

Total	$4	$467	$1,065	$3,041	$11,664

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$14,494	$103,669	$35,659	$40,164	$69,280
Restricted and non-restricted short-term investments	103,222	2,000	2,241	2,216	7,333
Working capital	119,373	108,120	45,771	51,300	82,172
Total assets	152,210	139,016	70,550	78,474	111,757
Total stockholders' equity	124,836	112,128	50,167	60,411	94,766
	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Consolidated Cash Flow Data:
Operating activities	$11,216	$9,454	$(6,653)	$(34,717)	$(41,084)
Investing activities	(104,053)	(1,276)	(780)	4,364	(2,013)
Financing activities	3,662	59,832	2,928	1,237	89,663
Net (decrease) increase in cash and cash equivalents	(89,175)	68,010	(4,505)	(29,116)	46,566

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Report. This Report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those in such forward-looking statements as a result of many factors, including those discussed in "Risk Factors," "Business" and elsewhere in this Report.

Overview

        We are a leading provider of mobile resource management solutions, a rapidly growing category of business productivity solutions that enable the effective management of mobile resources. Our MRM solutions allow customers to improve productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. In addition, our solutions are designed to enable customers to increase the utility of their mobile resources and decrease their costs of operations by facilitating business processes, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field. Our solutions also provide location, reporting, dispatch, messaging, and other management services and are designed to be easy to implement and use. Our customers can manage their mobile workers in several ways, including by logging onto our website, receiving their data directly into their existing software applications, using any telephone to access our speech-to-text voice portal or requesting information from our data centers using application programming interfaces.

        From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our current business, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenues prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information solutions to companies managing mobile resources. In the second half of 1998, we introduced the first version of a solution that is now called GeoManager, which is a solution that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet along with integrated transaction processing and software applications, to enable companies to efficiently manage their mobile resources. Subsequent to the introduction of GeoManager, we have introduced a number of new solutions, such as:

  •
  GeoManager PE—a solution that uses a location-enabled mobile telephone to provide the GeoManager service.

  •
  @Road Pathway iLM—a mid-level MRM solution that delivers metrics to measure mobile workforce performance and manage compliance with business rules.

  •
  @Road Pathway PE—a solution that uses a location-enabled mobile telephone to provide the @Road Pathway iLM service.

  •
  @Road Portico iLM—an entry-level offering providing a cost-effective MRM solution.

        In addition, we have developed and packaged a specified set of @Road products and services for three of our target vertical markets. These application suites are designed to provide industry-appropriate products and services in a single solution. We currently offer the following solution suites:

  •
  The @Road Telco, Cable and Utilities Suite

  •
  The @Road Transportation and Distribution Suite

  •
  The @Road Facilities Management Suite

        Our solutions provide current and historical data relating to a customer's mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views themselves to help achieve compliance with their internal business rules. Customers can choose to submit queries through our applications to create reports and views on demand or they can have reports delivered on a pre-scheduled basis. Customers can also download reports to manipulate and store data as desired. Mobile resource data is typically stored by us for 30 to 45 days, but is stored for longer periods for customers that purchase our extended data storage service.

        We commence implementation of our solutions with the deployment of a device to each of the customer's mobile resources. We call each mobile resource with such a device a "subscriber." Our services operate with two device types:

  •
  A mobile worker can use our proprietary hardware device that integrates a GPS receiver and a wireless modem and which includes embedded operating and diagnostic software. This hardware device is called an Internet Location Manager ("iLM"). We offer several different models of iLM devices. An iLM is installed in a mobile worker's vehicle. Installation is typically completed in less than one hour and is performed by our subcontracted installation agents.

  •
  A mobile worker can use certain location- or wireless application protocol-enabled mobile telephones offered by several wireless carriers. Customers download our software into these mobile telephones as part of implementing our solutions.

        These device types send and receive a variety of information from time to time and on demand. Such data include location, velocity, time and operational diagnostics. These data are transmitted to our data centers using wireless networks and the Internet. If a wireless connection to a device is not available, then the device will store up to five days of captured data and seek to transmit the data when a wireless connection is available.

        Since 1998, we have derived substantially all of our revenues from the sale of our services and the associated product hardware. Our service revenue is comprised of monthly fees. Our customers contract to receive our services for terms of one, two or three years and can purchase enhanced service features for additional fees. Upon the completion of the initial term of a customer's contract, the customer's service continues on a month-to-month basis. As more customers use our services, the impact on our service revenue is compounded. Our product revenue consists of sales of the Internet Location Manager, Internet Data Terminal, ruggedized personal digital assistant and other products.

        To date, we have not sold our solutions outside the United States and Canada; however, we intend to expand our solution offerings to additional countries in the future. In 2004 and 2003, one customer, Verizon Communications, represented 17% of total revenues. No other customer or group of related customers comprised 10% or more of total revenues in 2004 and 2003. In 2002, no single customer or group of related customers comprised 10% or more of total revenues.

        Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We incurred losses in each quarter from inception through the quarter ending June 30, 2003, and may incur net losses in the future. At December 31, 2004, we had an accumulated deficit of $107 million. Our limited operating history makes it difficult to forecast future operating results. We may not sustain or increase profitability on a quarterly or annual basis.

        In the third quarter of 2002, AT&T Wireless announced that it expected to cease operating its Cellular Digital Packet Data ("CDPD") network by June 30, 2004. On March 11, 2004, we received notice that AT&T Wireless would continue to operate its CDPD network for "certain valuable partners," including us, until at least September 30, 2004. The letter also stated that this extension of CDPD network availability extended across all AT&T Wireless geographic locations. On May 28, 2004, we received notice that AT&T Wireless extended availability of its CDPD network to June 30, 2005. In October 2004, AT&T Wireless was acquired by Cingular Wireless and is now a direct wholly owned subsidiary of Cingular Wireless.

        We are in discussions with AT&T Wireless to minimize any disruption to the delivery of our services to our customers. We have notified customers comprising substantially all of the subscribers whose service would be affected by the proposed termination of the AT&T Wireless CDPD network. At December 31, 2004, less than one quarter of our total subscribers utilize the AT&T Wireless CDPD network. The majority of those subscribers have yet to complete their negotiations with us for migration to an alternate network. We estimate that as of June 30, 2005, approximately 2,500 of those subscribers will be in their initial contract periods with us.

        In its Report on Form 10-K filed with the SEC on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its CDPD network at the end of 2005. We are in discussions with Verizon Wireless to minimize any disruption to the delivery of our services to our customers. We have notified customers comprising substantially all of the subscribers whose service would be affected by the proposed termination of the Verizon Wireless CDPD network. At December 31, 2004, less than one quarter of our total subscribers utilize the Verizon Wireless CDPD network. Less than half of those subscribers, or approximately 10% of our total subscribers, have yet to complete their negotiations with us for migration to an alternate network. We estimate that as of December 31, 2005, approximately 5,000 of those subscribers will be in their initial contract periods with us.

        To use an alternate network, existing iLM hardware devices would have to be replaced by subscribers currently using an iLM with a CDPD network. While we do not anticipate losses on the sale of these replacement hardware devices, if we are unable to migrate our customers in a timely fashion, we may offer price concessions. If we were to offer such concessions, they could have a material adverse impact on our financial results.

        On February 18, 2005, we acquired all of the outstanding shares of Vidus Limited, a provider of dynamic field service automation solutions located in Ipswich, United Kingdom. The acquisition is intended to allow us to integrate technology for dynamic scheduling, dispatching, routing, and appointment booking of mobile workers, and we intend to expand our business to Europe and other international markets.

        In exchange for all of the outstanding shares of Vidus capital stock, we issued approximately 5.5 million shares of our common stock valued at $38.2 million and newly created interest-bearing redeemable preferred stock in the face amount of approximately $10.2 million, extinguished for cash existing debt of approximately $4.6 million and issued approximately 146,000 vested options with a fair value of $532,000. In addition, we extinguished for cash existing debt of approximately $926,000. Under the terms of the stock option grants, each option has been classified as a non-qualified stock option, is fully vested, has an exercise price ranging from $0.67 to $2.00 per share and generally has a one-year term. The purchase price also included estimated direct transaction costs of $1.3 million.

Critical Accounting Policies, Judgments and Estimates

  General

        The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates.

        An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included elsewhere in this Report.

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

        Through December 31, 2004, our services have been available only by using our proprietary hardware devices or a location- or wireless application protocol-enabled mobile telephone. Accordingly, through December 31, 2004, service revenue, which is comprised of monthly fees, was recognized ratably over the minimum service contract period, which commenced (a) upon installation where customers have installed our proprietary hardware devices in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our services with a location-enabled mobile telephone.

        Our product revenue primarily consists of sales of the Internet Location Manager, Internet Data Terminal and a ruggedized personal digital assistant. We defer product revenue at installation and recognize it ratably over the minimum service contract period, which generally is two or three years. Renewal rates for our services are not considered priced at a bargain in comparison to the initial sales price of an associated product (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). Changes to the pricing of our products and services in the future could result in the recognition of product revenue over periods that extend beyond the minimum service contract period.

        Historically, the selling prices of our proprietary hardware devices have often been at or below our costs. Product costs not in excess of related contractual product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our proprietary hardware devices are below our costs, we expense the difference to cost of product revenue at the time of shipment of the related products.

  Allowances for Doubtful Accounts

        Historically, we have had a significant number of small- to medium-sized companies utilizing our solutions. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30-day payment terms. At the time that customers contract with us for our solutions, we assess their creditworthiness.

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

  Accounting for Income Taxes

        We have substantial deferred tax assets that relate to prior period losses, primarily in the United States. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In most cases, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have recorded valuation reserves to reduce the net asset values to zero. If these estimates and assumptions change in the future, we may be able to reverse the valuation allowances in future periods should we generate taxable income and our assumptions regarding the generation of future taxable income change. At December 31, 2004, we had approximately $43.2 million of valuation allowances related to our net deferred tax assets.

Results of Operations for the Years Ending December 31, 2004, 2003 and 2002

        The following table sets forth, for the periods indicated, selected statements of operations data as a percentage of our total revenue:

	Years Ended December 31,
	2004	2003	2002
Revenues:
Service	78.2%	78.2%	75.8%
Product	21.8	21.8	24.2

Total revenues	100.0	100.0	100.0

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	22.0	24.8	30.5
Cost of product revenue	24.3	31.2	38.1
Intangibles amortization	—	0.7	3.8
Sales and marketing	16.4	18.0	24.2
Research and development	8.2	8.5	13.2
General and administrative	16.0	14.5	19.4
Terminated acquisition costs	2.8	—	—
Stock compensation	—	0.8	2.4

Total costs and expenses	89.7	98.5	131.6

Income (loss) from operations	10.3	1.5	(31.6)
Total other income (expense), net	2.0	1.1	(0.5)

Net income (loss)	12.3%	2.6%	(32.1)%

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Total revenues	$75,234	$63,363	$44,420
Total cost of revenues (excluding amortization included below)	34,825	35,481	30,490
Intangibles amortization	28	455	1,670
Stock compensation—cost of revenues	—	35	119

Total cost of revenues	34,853	35,971	32,279

Total gross margin	40,381	27,392	12,141
Total gross margin percentage	54%	43%	27%

  Total Revenues

        Total revenues increased to $75.2 million in 2004 from $63.4 million and $44.4 million in 2003 and 2002, respectively, as a direct result of the growth in our installed base of subscribers. The number of our subscribers totaled approximately 133,000, 125,000 and 90,000 at December 31, 2004, 2003 and 2002, respectively.

  Total Cost of Revenues

        Total cost of revenues decreased to $34.9 million in 2004 from $36.0 million in 2003. The decrease is attributed to a reduction in the provision for inventory valuation of $1.2 million, a reduction in other cost of products of $692,000, associated with lower product returns, a decrease in the amortization of intangibles of $427,000 and a decrease in direct service delivery expenses of $243,000. These decreases were offset in part by an increase in employee-related expenses of $1.0 million, associated with higher average headcount during the year and an increase in deferred cost of revenues recognized of $805,000, consistent with growth in our installed base of subscribers. Total cost of revenues increased to $36.0 million in 2003 from $32.3 million in 2002. The increase in total cost of revenues resulted from an increase of $2.0 million in direct service delivery expenses, an increase in deferred cost of revenues recognized of $728,000, consistent with growth in our installed base of subscribers, an increase in employee-related costs of $1.1 million, associated with a higher average headcount during the year, an increase in product repair and refurbishment costs of $731,000 and an increase in provisions for inventory valuation of $311,000. These costs were offset in part by a reduction in the amortization of intangibles of $1.2 million and a reduction in depreciation expense of $637,000 as certain assets became fully depreciated. Direct expenses generally increase at a rate proportional to the growth in our subscribers. Personnel costs and depreciation expense generally increase at a rate slower than the growth rate of our subscribers. As a result, we expect that the growth in total revenues will be greater than the growth in total cost of revenues as we continue to add subscribers.

  Total Gross Margins

        During the year ended December 31, 2004 total gross margins improved to 54% from 43% and 27% in 2003 and 2002, respectively. The increase in total gross margins is reflective of the fact that our total cost of revenues includes fixed indirect expenses that generally increase at a rate slower than the growth in our installed base of subscribers, combined with the impact of intangibles and fixed assets becoming fully amortized.

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Service revenue	$58,828	$49,561	$33,678
Cost of service revenue (excluding amortization included below)	16,515	15,711	13,544
Intangibles amortization	28	455	1,670
Stock compensation—cost of service revenue	—	10	23

Total cost of service revenue	16,543	16,176	15,237

Service gross margin	$42,285	$33,385	$18,441
Service gross margin percentage	72%	67%	55%

  Service Revenue

        Service revenue increased to $58.8 million in 2004 from $49.6 million and $33.7 million in 2003 and 2002, respectively, as a direct result of the growth in our installed base of subscribers to our services. The number of subscribers using our services totaled approximately 133,000, 125,000 and 90,000 at December 31, 2004, 2003 and 2002, respectively. In addition to subscriber growth, our service revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted and the pricing associated with the size and term of customer contracts. Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for products and services is tempered because revenues from new pricing are layered on top of revenues from existing subscribers. Average monthly revenue per subscriber was approximately $37.73 for 2004, down from $38.19 in 2003. Of the decrease, approximately $0.67 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing subscribers. The decrease was partially offset by an increase of approximately $0.21 that was related to adoption of additional service capabilities and features by subscribers. Average monthly revenue per subscriber was approximately $38.19 for 2003, up from $36.02 in 2002. Of the increase, approximately $0.76 was related to adoption of additional service capabilities and features by subscribers. The remaining increase of approximately $1.41 was the result of price changes associated with the types of services and size and term of contracts for new subscribers as those new revenues were layered on top of revenues from existing subscribers.

        Underlying price changes is a trend related to the variety of wireless protocols we now offer customers, including General Packet Radio Services, Code Division Multiple Access 1XRTT and the Integrated Digital Enhanced Network. We describe those arrangements in which customers contract directly with wireless carriers for the wireless airtime component of our solution as "unbundled". Conversely, we describe arrangements in which we contract directly with customers for the wireless airtime portion as "bundled". The nature of our relationship with the wireless carriers dictates whether we will be entering into a bundled or unbundled arrangement with the customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific customer area of operation. Additionally, we are generally indifferent as to whether bundled or unbundled arrangement results with a new customer because we have priced our solutions such that a similar contribution to gross profits results from either arrangement. We have observed an increase in the proportion of new subscribers being added on an unbundled basis. We expect that this trend will continue through the next 12 to 18 months.

  Cost of Service Revenue (excluding intangibles amortization)

        Cost of service revenue consists of expenses related to the delivery and support of our services. Direct expenses are comprised of costs associated with connecting our services to wireless networks and the Internet and royalty and subscription fees paid to others. Support and other delivery costs include such expenses as employee salaries and related expenses and depreciation of our data centers. Cost of service revenue increased to $16.5 million in 2004 from $15.7 million in 2003. The increase is attributed to an increase in employee-related expenses of $1.0 million, associated with higher average headcount during the year, offset in part by a decrease in direct service delivery expenses of $243,000. Cost of service revenue increased to $15.7 million in 2003 from $13.5 million in 2002. The increase in cost of service revenue resulted from an increase of $2.0 million in direct service delivery expenses, consistent with growth in our installed base of subscribers, and an increase in employee-related costs of $744,000, associated with a higher average headcount during the year. These costs were partially offset by a reduction in depreciation expense of $637,000 as certain assets became fully depreciated. Direct expenses generally increase at a rate proportional to the growth in subscribers using our services. Personnel costs and depreciation expense generally increase at a rate slower than the growth rate of subscribers to our services. As a result, we expect that the growth in service revenue will be greater than the growth in cost of service revenue as we add subscribers.

  Service Gross Margin

        During the year ended December 31, 2004 service gross margins improved to 72% from 67% and 55% in 2003 and 2002, respectively, as a result of increased service revenue associated with growth in our installed base of subscribers and a smaller increase in the total cost of service revenue, including intangibles amortization. The average number of subscribers to our services increased 20% in 2004 over

2003 and 39% in 2003 over 2002. Cost of service revenue includes fixed indirect expenses and, therefore, generally increases at rates slower than the growth in our installed base of subscribers.

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Product revenue	$16,406	$13,802	$10,742
Cost of product revenue	18,310	19,770	16,946
Stock compensation—cost of product revenue	—	25	96

Total cost of product revenue	18,310	19,795	17,042

Product gross deficit	$(1,904)	$(5,993)	$(6,300)
Product gross deficit percentage	(12)%	(43)%	(59)%

  Product Revenue

        Product revenue increased 19% and 28% over each prior year in 2004 and 2003, respectively. This growth is consistent with the growth in our installed base of subscribers whose services are enabled by deployment of an Internet Location Manager.

        As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably over the minimum service contract period increases. This effect is tempered by subscribers whose solution is deployed through the use of a location or wireless application protocol-enabled mobile telephone installed with our software application because we do not sell these devices and therefore do not recognize any revenues or costs for such sales. A similar tempering effect occurs upon completion of the initial term of a customer's contract because recognition of deferred product revenue is complete. Those customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we would generally expect that product revenue should grow more slowly than service revenue. Because the migration of existing customers who utilize CDPD networks requires replacement of their existing hardware, product revenue may increase accordingly. Given these factors, we anticipate that product revenue will grow in future periods, but more slowly than the expected growth of service revenue.

  Cost of Product Revenue

        Cost of product revenue consists of the cost of the Internet Location Manager, Internet Data Terminal, ruggedized personal digital assistant and related parts; costs associated with the final assembly, testing, provisioning, delivery and installation of our products; and other costs such as provisions for inventory and repair costs. Product costs not in excess of related product revenue are deferred at the time of shipment and amortized ratably over the minimum service contract period. Where the selling prices of our products are below our costs, we expense the difference at the time of shipment of the related products. Generally, we expect the selling prices of our products to be approximately equal to or exceed the product costs in future periods. The impact of selling products below our cost on future cash flow from operations is expected to be minimal. As new subscribers are added to our installed base, the amount of both deferred revenue and deferred costs recognized ratably increases. Upon completion of the initial term of a customer's contract, recognition of both deferred product revenue and product cost is complete. Customers may then renew their agreements for future services without the purchase of new hardware and, therefore, we anticipate that product revenue and cost of product revenue will grow more slowly than service revenue.

        Cost of product revenue decreased to $18.3 million in 2004 from $19.8 million in 2003. The decrease in cost of product revenue of $1.5 million was primarily attributable to a reduction in the provision for inventory valuation of $1.2 million, and a decrease in product repair and refurbishment costs of $692,000, associated with lower product returns. These decreases were offset in part by an increase in deferred product cost recognized of $805,000, associated with higher product revenue. Cost of product revenue rose to $19.8 million in 2003 from $16.9 million in 2002. The increase in cost of product revenue of $2.9 million was primarily attributable to an increase in product repair and refurbishment costs of $731,000, an increase in deferred product cost recognized during the period of $728,000, an increase in employee-related costs of $355,000, and an increase in provisions for inventory valuation of $311,000.

  Product Gross Deficit

        Product gross deficit improved to (12)% in 2004 from (43)% in 2003 and from (59)% in 2002. Increases in product revenue from deferrals associated with the growth in our installed base of subscribers were greater than the related increases in product costs from deferrals. While we expect the selling prices of our products to be approximately equal to or to exceed product costs in future periods, after considering other costs, such as those described in "Cost of Product Revenue" above, we do not expect to generate significant product gross margin during the next twelve months.

  Sales and Marketing Expenses

        Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. Sales and marketing expenses increased to $12.3 million in 2004 from $11.4 million in 2003. The increase resulted from higher employee-related costs of $1.3 million, associated with higher average headcount during the year, and an increase in travel expenses of $238,000, partially offset by decreases in sales commission of $420,000 and promotional expenses of $324,000. Sales and marketing headcount increased to 103 at December 31, 2004 from 86 at December 31, 2003. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

        Sales and marketing expenses increased to $11.4 million in 2003 from $10.7 million in 2002. The increase resulted from higher employee-related costs of $1.1 million, associated with higher average headcount during 2003, offset by decreases in depreciation of $221,000 as certain assets became fully depreciated and decreases in travel expenses of $204,000. Sales and marketing headcount decreased to 86 at December 31, 2003 from 88 at December 31, 2002.

  Research and Development Expenses

        Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses increased to $6.2 million in 2004 from $5.4 million in 2003. The increase was primarily attributed to an increase in employee-related costs of $454,000, associated with an increase in the average headcount during the year, and increases in external development expenses of $387,000. Headcount increased to 84 at December 31, 2004 from 56 at December 31, 2003, with the majority of this increase occurring in India. We anticipate that research and development expenses will increase in future periods as we develop and introduce new products and services, including modest increases in consultant and employee-related expenses associated with those introductions.

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

        In accordance with American Institute of Certified Public Accountants Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"), we capitalize qualifying computer software costs that are incurred during the application development stage and amortize them over the software's estimated useful life. Consistent with the requirements of SOP 98-1, we did not capitalize any research and development costs in 2004, 2003 or 2002.

  General and Administrative Expenses

        General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses increased to $12.0 million in 2004 from $9.2 million in 2003. The increase primarily resulted from our Sarbanes-Oxley compliance costs of $2.2 million consisting of consulting fees, temporary employee-related expenses and accounting and audit fees, an increase in our employee-related costs of $1.2 million associated with an increase in the average headcount and increased recruiting fees of $292,000. These increases were offset in part by a decrease in the provision for doubtful accounts of $597,000, which resulted from improved collection activity and receivables management, and lower franchise and minimum state taxes of $278,000. We expect that general and administrative expenses will decrease slightly in future periods due to the completion of our initial Sarbanes-Oxley compliance efforts.

        General and administrative expenses increased to $9.2 million in 2003 from $8.6 million in 2002. The increase resulted from higher employee-related expenses of $433,000 related to growth in average headcount during the year, increases in franchise and minimum state taxes of $362,000, increases in professional fees of $242,000 and a rise in general operating expenses such as insurance and bank fees of $173,000. These increases were consistent with our anticipated expenditures associated with our growth and were offset in part by a decrease in the provision for doubtful accounts of $588,000, due to improved collection activity and receivables management.

        Provisions for doubtful accounts decreased to $(724,000) in 2004 from $(127,000) in 2003 and from $461,000 in 2002, due to improved collection activity and receivables management. We expect that provisions for doubtful accounts may increase because of the non-recurring nature of favorable adjustments that occurred during 2004 and 2003; however, we do not expect that these provisions will return to the levels reported in 2002.

        General and administrative headcount totaled 81, 53 and 47 at December 31, 2004, 2003, and 2002, respectively.

  Terminated Acquisition Costs

        On April 12, 2004, we entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. ("MDSI") providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the year ended December 31, 2004, we expensed approximately $2.1 million of acquisition-related costs.

  Intangibles Amortization

        Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com, Inc. in September 2002. The costs were amortized over their estimated useful lives of three and two years, respectively. As of December 31, 2004 these intangibles were fully amortized.

  Stock Compensation Expense

        Deferred stock compensation related to the granting of stock options to employees and consultants was approximately $0 and $4,000 as of December 31, 2004 and 2003, respectively. Stock compensation expense decreased to $4,000 in 2004 from $467,000 in 2003 and $1.1 million in 2002, and primarily represents the amortization of deferred stock compensation over the vesting periods of related options granted in 2000 and 1999. As of December 31, 2004 our deferred stock compensation was fully amortized.

  Interest Income

        Interest income is composed primarily of interest earned on cash, cash equivalents and short-term investments. Interest income increased to approximately $1.5 million in 2004 from $686,000 in 2003, but decreased to $686,000 in 2003 from $964,000 in 2002. The increase in 2004 is the result of larger invested balances and higher rates of return. The decrease in 2003 is the result of lower average invested balances and lower rates of return.

  Interest Expense

        Interest expense is composed primarily of interest expense related to the financing of directors and officers insurance costs. Interest expense decreased to $0 in 2004 from $11,000 in 2003, and decreased to $11,000 in 2003 from $15,000 in 2002.

  Investment Impairment Charge

        At December 31, 2004, we held approximately 43,000 shares of preferred stock in Cellport Systems, Inc., with an original cost of $1.0 million which represented less than one percent ownership in Cellport Systems, Inc. We accounted for this investment using the cost method. During 2002, we determined that the investment had experienced a decline in value that was other than temporary. Accordingly, we expensed $1.0 million in 2002.

  Other (Expense) Income, Net

        In 2004, 2003 and 2002, other (expense) income consisted primarily of immaterial net foreign currency exchange losses and gains related to our subsidiary in India.

  Income Taxes

        Through 2002, we incurred net losses for federal and state tax purposes, and except for only minimum state and franchise taxes recorded within general and administrative expenses, we have not recognized any tax provision or benefit. Net income earned during 2004 and 2003 was offset by the utilization of prior years' net operating loss carryforwards; therefore, no income tax expense was provided.

  Net Income (Loss)

        Net income increased to $9.2 million in 2004 from $1.7 million in 2003. Total revenues increased to $75.2 million in 2004 from $63.4 million in 2003, while operating costs increased at a slower rate to $67.5 million in 2004 from $62.4 million in 2003. Specifically, cost of service revenue, sales and marketing expenses, research and development expenses, and general and administrative expenses grew modestly, while amortization of intangibles and cost of product revenue declined. Generally, we expect that our revenues will grow at a faster rate than our operating expenses.

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

  Changing Prices

        We conduct operations primarily within the U.S. where inflation during 2004, 2003 and 2002 has been low and has not materially impacted our operating results. Foreign currency exchange losses resulting from transactions with our wholly-owned subsidiary in India, which began business in 1999, were not material during 2004, 2003 and 2002 and were expensed as incurred within other (expense) income, net.

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

	Quarters Ended
	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Services	$15,496	$14,920	$14,385	$14,027	$13,710	$13,113	$12,135	$10,603
Product	4,413	4,182	3,946	3,865	3,527	3,503	3,634	3,138

Total revenues	19,909	19,102	18,331	17,892	17,237	16,616	15,769	13,741

Costs and expenses:
Cost of service revenue	4,068	4,206	4,278	3,963	3,871	3,782	4,266	3,792
Cost of product revenue	5,138	4,376	4,391	4,405	4,692	5,249	5,192	4,637
Intangibles amortization	—	7	11	10	10	11	10	424
Sales and marketing	3,213	2,929	3,082	3,111	3,064	2,907	2,840	2,597
Research and development	1,698	1,695	1,431	1,367	1,360	1,386	1,297	1,336
General and administrative	4,227	3,240	2,371	2,182	2,355	2,189	2,440	2,218
Terminated acquisition costs	(18)	139	2,017	—	—	—	—	—
Stock compensation	—	—	—	4	26	154	95	192

Total costs and expenses	18,326	16,592	17,581	15,042	15,378	15,678	16,140	15,196

Income (loss) from operations	1,583	2,510	750	2,850	1,859	938	(371)	(1,455)

Other income (expense), net:
Interest income	523	426	329	254	239	151	142	152
Interest expense	—	—	—	—	(1)	—	(5)	(4)
Other income (expense), net	9	(6)	(13)	6	—	6	7	4

Total other income (expense), net	532	420	316	260	238	157	144	152

Net income (loss)	$2,115	$2,930	$1,066	$3,110	$2,097	$1,095	$(227)	$(1,303)

Liquidity and Capital Resources

        As of December 31, 2004, we had $14.5 million of cash and cash equivalents, $103.2 million of short-term investments and working capital of $119.4 million.

        We have generated annual cash provided by operating activities in amounts greater than net income in 2004 and 2003. In 2002, we used less cash than our net loss. These results were driven mainly by non-cash charges to earnings. Non-cash charges to earnings included the write-off of deferred acquisition costs, depreciation and amortization, investment impairment charge, amortization of deferred stock compensation and the provision for inventory valuation. In 2003, operating cash flows were also positively impacted by the net cash amounts provided by year-over-year changes in working capital assets and liabilities. We believe we will continue to generate cash from operations.

        The net cash flows used in investing activities in 2004, 2003 and 2002 were due primarily to the movement of cash between cash and investments and the purchase of property and equipment. Purchases of property and equipment, totaled $2.7 million, $1.5 million and $755,000 in 2004, 2003 and 2002, respectively. Purchases of property and equipment related mainly to purchases of computer equipment and software to support our growth in operations, infrastructure and headcount. Our capital expenditures have been consistent with our anticipated needs in operations, infrastructure and personnel. We currently do not have any material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure over the next twelve months. We also may establish additional operations as we expand globally.

        The net cash flows provided by financing activities in 2004, 2003 and 2002 were due primarily to proceeds from sale of our common stock. Proceeds from the sale of our common stock totaled $3.6 million, $57.9 million and $2.4 million in 2004, 2003 and 2002, respectively. Proceeds from the sale of our common stock in 2004 and 2002 primarily relate to the exercise of stock options and purchases under our employee stock purchase plan. Proceeds from the sale of our common stock in 2003 primarily relate to the proceeds from our secondary offering of $51.9 million. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding and decisions by the holders to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

        We believe that existing cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for the foreseeable future. However, if during that period or thereafter we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

Commitments and Contingencies

        We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of all payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows. The following table summarizes our fixed contractual obligations and commitments (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$6,177	$1,342	$3,250	$1,585	$—
Inventory purchase commitments	5,388	5,388	—	—	—
Other purchase obligations	1,385	1,385	—	—	—

	$12,950	$8,115	$3,250	$1,585	$—

        Other long-term liabilities in our consolidated balance sheet as of December 31, 2004 include a deferred rent liability of $1,000. The payments related to this amount are included in operating lease commitments above.

        Operating lease commitments include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

        Inventory purchase commitments include minimum payments under non-cancelable commitments for goods that were entered into through our ordinary course of business.

        Other purchase obligation amounts include minimum purchase commitments for marketing, computer equipment, software applications, engineering development services and other goods and services that were entered into through our ordinary course of business. These contractual arrangements contain significant performance requirements. Given the significance of the performance requirements, actual payments could differ significantly from these estimates.

        In relation to our acquisition of Vidus, we issued approximately 5.5 million shares of our common stock valued at $38.2 million, newly created interest-bearing redeemable preferred stock in face amount of approximately $10.2 million and approximately 146,000 vested options with a fair value of $532,000, and extinguished for cash debt of approximately $4.6 million. Additionally, we utilized cash to extinguish debt of approximately $926,000, reimbursed Vidus and certain of its shareholders for acquisition related transaction costs incurred of approximately $1.2 million and we have incurred estimated direct transaction costs of $1.3 million.

Impact of Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payments ("SFAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.

        The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are assessing which model we may use upon adoption of such standard. The use of an alternative model to value options may result in a different fair value than the use of the Black-Scholes option pricing model.

        There are a number of other requirements under the new standard that will result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan.

        We will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption alternatives. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. This method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The effective date of the new standard for public companies is currently for the interim period beginning after June 15, 2005. As such, we will adopt the statement in our interim reporting period ended September 30, 2005.

        Upon adoption, this statement will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income (loss) within our footnotes, as is our current practice.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after July 1, 2005. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated statement of operations and financial condition, but do not expect it to have a material impact.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this standard is for fiscal periods beginning after June 15, 2005. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated statement of operations and financial condition, but do not expect it to have a material impact.

Risk Factors

        In addition to the other information contained in this Report, the following factors should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below are intended to be ones that are specific to us or our industry and that we deem material, but they are not the only ones that we face.

On February 18, 2005, we acquired Vidus Limited ("Vidus"). The combined company may not realize expected benefits because of integration and other challenges.

        If the combined company fails to meet the challenges involved in integrating their operations and products successfully or otherwise fails to realize any of the anticipated benefits of the acquisition, then the results of operations of the combined company could be seriously harmed. Realizing the benefits of the acquisition, if any, will depend in part on the successful integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that could significantly disrupt the business of the combined company.

        The combined company may not successfully integrate the operations of @Road and Vidus in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the acquisition to the extent, or in the timeframe, anticipated. The anticipated benefits of the acquisition are based on projections and assumptions, including successful integration, not actual experience. In addition to the integration risks discussed above, the combined company's ability to realize those benefits could be adversely effected by practical or legal constraints on its ability to combine operations.

@Road and Vidus each expect to incur significant costs associated with the acquisition of Vidus.

        In connection with the acquisition of Vidus, we estimate that we will incur direct costs of approximately $889,000 in addition to the $393,000 which we have already incurred through December 31, 2004. We reimbursed Vidus and certain Vidus shareholders upon the completion of the acquisition for the direct transaction costs incurred of approximately $1.2 million, which will be recognized as an expense in 2005. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition and the integration of the two companies.

        Under the purchase method of accounting, the combined company will allocate the total estimated purchase price of $55.7 million to Vidus' tangible assets, purchased technology and other intangible assets and liabilities assumed of Vidus based on their fair values as of the date of completion of the acquisition, and record the excess of the purchase price over those fair values as goodwill. The combined company will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill becomes impaired, the combined company may be required to incur material charges relating to the impairment of that asset. Any potential impairment charge could have a material impact on the combined company's results of operations and could have a material adverse effect on the market value of the common stock of the combined company following completion of the acquisition.

If, pursuant to its announcements, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in June 2005, we may be unable to migrate some of our customers to an alternate wireless network and our financial results could be adversely affected.

        Beginning March 31, 2003, AT&T Wireless discontinued new sales of its CDPD service. AT&T Wireless has also indicated that it expects to cease operating its CDPD network by June 30, 2005. As of December 31, 2004, less than one quarter of our total subscribers utilize the AT&T Wireless CDPD network ("AT&T Subscribers"). We are working with the AT&T Subscribers to migrate them to an alternate wireless protocol. If the AT&T Wireless CDPD network is terminated, the AT&T Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, the AT&T Subscribers would be unable to utilize our services. While we believe that we have the capability to transition all of the AT&T Subscribers to another protocol if all of the AT&T Subscribers choose to transition to another protocol, there can be no assurance that we will be able to migrate all such subscribers by June 30, 2005. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results. If a large percentage of the AT&T Subscribers choose not to migrate to an alternate wireless protocol or other CDPD network, if available, or seek to terminate their @Road services, such loss of customers would have a material adverse impact on our financial results. In October 2004, AT&T Wireless was acquired by Cingular Wireless and is now a direct wholly owned subsidiary of Cingular Wireless.

If, pursuant to its announcement, Verizon Wireless ceases to operate its Cellular Digital Packet Data network by the end of 2005, we may be unable to migrate some of our customers to an alternate wireless network and our financial results could be adversely affected.

        Verizon Wireless has indicated that it expects to cease operating its CDPD network by the end of 2005. As of December 31, 2004, less than one quarter of our total subscribers utilize the Verizon Wireless CDPD network ("Verizon Subscribers"). We are working with the Verizon Subscribers to migrate them to an alternate wireless protocol. If the Verizon Wireless CDPD network is terminated, the Verizon Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, Verizon Subscribers would be unable to utilize our services. While we believe that we have the capability to transition all of the Verizon Subscribers to another protocol if all of the Verizon Subscribers choose to transition to another protocol, there can be no assurance that we will be able to migrate all such subscribers by December 31, 2005. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results. If a large percentage of the Verizon Subscribers choose not to migrate to an alternate wireless protocol or other CDPD network, if available, or seek to terminate their @Road services, such loss of customers would have a material adverse impact on our financial results.

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent accountants must report on management's evaluation as well as evaluate our internal control structure and procedures. Due to the ongoing evaluation and testing of our internal controls, there can be no assurance that there may not be significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, we expect the evaluation process and any required remediation, if applicable, to increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

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

If wireless carriers or their roaming alliances cease to operate or maintain some or all of their Cellular Digital Packet Data networks, we may lose customers and our revenues could decrease.

        Certain CDPD carriers have entered into agreements with other carriers to enable subscribers to use the wireless networks of other carriers in multi-carrier CDPD coverage areas. This functionality is called roaming, and wireless carriers who enter into these agreements are called roaming alliances. Certain roaming alliances of AT&T Wireless have terminated their CDPD networks, resulting in areas of non-coverage within this multi-carrier coverage area. In addition, we believe that certain CDPD carriers are limiting the support and maintenance of portions of their wireless networks, which can result in lower quality and availability of CDPD service for some of our customers and a decrease in customer satisfaction for those customers. If such degradation of CDPD networks continues, we may lose customers and our revenues would decrease.

We face competition from internal development teams of potential customers and from existing and potential competitors, and if we fail to compete effectively, our ability to acquire new customers could decrease, our revenues would decline and our business would suffer.

        The market for mobile resource management services is competitive and is expected to become even more competitive in the future. If we do not compete effectively, competition could harm our business and limit our ability to acquire new customers and grow revenues, which in turn could result in a loss of our market share and decline in revenues. We believe that our solutions face competition from a number of business productivity solutions, including:

  •
  solutions developed internally by our prospective customers' information technology staff, particularly by large customer prospects;

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

        In addition, we believe that our solutions face competition from manufacturing companies that seek to enter the mobile resource management market, such as Trimble Navigation.

        We may also face competition from our current and potential alliances, such as wireless carriers, that may develop their own solutions, develop solutions with captive and other suppliers or support the marketing of solutions of other competitors.

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

  •
  Limits of product and service offerings.    Although we offer a broad range of mobile resource management solutions, a customer prospect may require functionality that we do not offer, which may enable current and potential competitors to exploit the areas in which we do not develop solutions.

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

        The existing market is competitive. Competition is particularly vigorous for larger customers, which is a customer segment we have worked to serve. We expect competition to increase further as companies develop new products and/or modify their existing products to compete directly with ours. In addition, competitors may reduce prices to customers and seek to obtain our customers through cost-cutting and other measures. To the extent these companies compete effectively with us, our business could be adversely affected by extended sales cycles, fewer sales, and lower prices, revenue and margins.

If wireless communications providers on which we depend for services decide to abandon or do not continue to expand their wireless networks, we may lose customers and our revenues could decrease.

        Currently, our solutions function on General Packet Radio Services networks, Code Division Multiple Access 1xRTT networks, Integrated Digital Enhanced Networks and Cellular Digital Packet Data networks. These protocols cover only portions of the United States and Canada. If wireless communications providers abandon these protocols, such as the anticipated termination of CDPD networks, in favor of other types of wireless technology, we may not be able to provide services to our customers. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use our services outside the current cellular coverage area.

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

  •
  delays in market acceptance or implementation by customers of our solutions;

  •
  changes in length of sales cycles of or demand by our customers for existing and additional solutions;

  •
  changes in the productivity of our distribution channels;

  •
  introduction of new solutions by us or our competitors;

  •
  changes in our pricing policies or those of our competitors or suppliers;

  •
  changes in our mix of sources of revenues;

  •
  general economic and political conditions;

  •
  wireless networks, positioning systems and Internet infrastructure owned and controlled by others; and

  •
  any need to migrate to new wireless networks, which could cause our solutions to be incompatible with new wireless networks or become out of date.

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

Our success depends upon our ability to develop new solutions and enhance our existing solutions. If we cannot deliver the features and functionality our customers demand, we will be unable to retain or attract new customers.

        If we are unable to develop new solutions, are unable to enhance and improve our solutions successfully in a timely manner, or fail to position and/or price our solutions to meet market demand, we may not attract new customers and existing customers may not expand their use of our solutions, and our business and operating results will be adversely affected. If our enhancements to existing solutions do not deliver the functionality that our customer base demands, our customers may choose not to renew their agreements with us when they reach the end of their initial contract periods, and our business and operating results will be adversely affected. If we cannot effectively deploy, maintain and enhance our solutions, our revenues may decrease, we may not be able to recover our costs and our competitive position may be harmed.

If one or more of the agreements we have with wireless communications providers is terminated and as a result we are unable to offer our solutions to customers within a wireless communications provider's coverage area, we may be unable to deliver our solutions, we may lose customers, and our revenues could decrease.

        Our existing agreements with wireless communications providers may in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. In connection with ceasing operation of their CDPD networks, AT&T Wireless (which is now a direct wholly owned subsidiary of Cingular Wireless) and Verizon Wireless may seek to terminate or not to renew their contracts for CDPD service with us. If one or more of our wireless communications providers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless communications provider outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers in that coverage area.

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.

        We have only recently become profitable and may not sustain or increase profitability in the future. As of December 31, 2004, we had an accumulated deficit of approximately $107 million. To sustain profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. To facilitate the sale of our solutions, we have sold and may sell our hardware below our costs. As a result, we have experienced, and may continue to experience, negative gross margins on the sale of our hardware. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

We depend on a limited number of third parties to manufacture and supply certain components of our solutions.

        We rely on a limited number of sole suppliers for certain components of our solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for our solutions, we may be unable to find other suppliers and our business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers are Motorola, which supplies microcontrollers for use in our Internet Location Manager, and Micronet, which supplies our Internet Data Terminal.

        Although we believe that we have sufficient quantities of microcontrollers and Internet Data Terminals to last the next twelve months, if our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these products or components critical for our solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

A disruption of our services due to accidental or intentional security breaches may harm our reputation, cause a loss of revenues and increase our expenses.

        Unauthorized access, computer viruses and other accidental or intentional actions could disrupt our information systems or communications networks. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the wireless transmission of our customers' proprietary information is not protected by encryption technology. If a third party were to misappropriate our customers' proprietary information, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

System or network failures could reduce our sales, increase costs or result in liability claims.

        Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our operations depend upon our ability to maintain and protect our computer systems at data centers located in Ashburn, Virginia and Redwood City, California, and our network operations center in Fremont, California. The facilities in California are in or near earthquake fault zones. Our services may not function properly if our systems fail, or if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Within each of our data centers, we have fully redundant systems; however, in the event of a system or network failure, the process of shifting access to customer data from one data center to the other would be performed manually, and could result in a further disruption to our services. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and could distract management from operating our business.

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

        We are continually evaluating business alliances and external investments in technologies related to our business. Acquisitions of companies, divisions of companies, businesses or products and strategic alliances entail numerous risks, any of which could materially harm our business in several ways, including:

  •
  diversion of management's attention from our core business objectives and other business concerns;

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

        Our success depends on our ability to protect our proprietary rights to the technologies used to implement and operate our services in the United States and in foreign countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes our intellectual property rights or the intellectual property rights licensed to us by third parties, our business could be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions and agreements, and patent, copyright and trademark laws, which afford us only limited protection. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Therefore, the measures we take to protect our proprietary rights may not be adequate.

Claims that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our solutions.

        Third parties may claim that our current or future solutions infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management attention from focusing on our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our solutions, which would make our solutions less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

If our customers do not have access to sufficient capacity on reliable wireless networks, we may be unable to deliver our services, our customer satisfaction could decline and our revenues could decrease.

        Our ability to grow and maintain profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tunnels blocking the transmission of data to and from wireless modems used with our solutions. These effects could make our services less reliable and less useful, and customer satisfaction could suffer.

We depend on Global Positioning System technology owned and controlled by others. If we do not have continued access to GPS technology or satellites, we will be unable to deliver our solutions and revenues will decrease.

        Our solutions rely on signals from Global Positioning System satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our products and services may cease to function and customer satisfaction would suffer.

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

Defects or errors in our solutions could result in the cancellation of or delays in the implementation of our solutions, which would damage our reputation and harm our financial condition.

        We must develop our solutions quickly to keep pace with the rapidly changing MRM market. Solutions that address this market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. We may be forced to delay commercial release of new solutions or updated versions of existing solutions until such errors or defects are corrected, and in some cases, we may need to implement enhancements to correct errors that were not detected until after deployment of our solutions. Even after testing and release, our solutions may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. Such customer dissatisfaction would damage our reputation and result in lost revenues, diverted development resources, and increased service and warranty costs.

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

        To increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract or retain sufficient new sales personnel to expand our operations. New sales personnel require training and it takes time for them to achieve full productivity, if at all. In addition, we believe that our success is dependent on the expansion of our indirect distribution channels, including our relationships with wireless carriers and independent sales agents. These sales channel alliances require training in selling our solutions and it will take time for these alliances to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all. Our independent sales agents, many of which are not engaged with us on an exclusive basis, may not devote adequate resources to promoting and selling our solutions.

We depend on recruiting and retaining qualified personnel and our inability to do so may result in a loss in sales, impair our ability to effectively manage our operations or impair our ability to develop and support our solutions.

        Because of the technical nature of our solutions and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with expertise in wireless communications, Global Positioning Systems, hosted software applications, transaction processing and the Internet. Competitors and others have recruited our employees in the past and may attempt to do so in the future. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, there can be no assurances that we will be successful in our efforts.

From time to time, we are or may be subject to litigation that could result in significant costs to us.

        From time to time, we are or may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of our products and services or their deployment. A securities, product liability or other claim could seriously harm our business because of the costs of defending the lawsuit, diversion of employees' time and attention, and potential damage to our reputation. Some of our agreements with customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims. Although we carry general liability and directors and officers insurance, our insurance may not cover potential claims or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

Government regulations and standards could subject us to increased regulation, increase our costs of operations or reduce our opportunities to earn revenue.

        In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by U.S. governmental agencies, including the Federal Communications Commission,

Department of Defense, Department of Commerce or the State Department. These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to our solutions. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our solutions and increase our cost of doing business. Wireless communications providers who supply us with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase our costs or limit the provision of our solutions.

Fluctuations in the value of foreign currencies could result in decreased revenues, increased product costs and operating expenses.

        We have customers, suppliers and manufacturers that are located outside the United States. Some transactions relating to supply and development agreements may be conducted in currencies other than the U.S. dollar, and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange costs. In addition, some of our transactions denominated in U.S. dollars may be subject to currency exchange rate risk. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period.

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

        Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States and India, as well as those of our customers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our solutions. These developments could have a material adverse effect on our business and the trading price of our common stock.

As of February 28, 2005, a limited number of stockholders own approximately 33% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

        Our directors, officers and greater than 5% stockholders own, as of February 28, 2005, approximately 33% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

        The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values as of December 31, 2004 and December 31, 2003. As of December 31, 2004, marketable securities consisted of $14.5 million with original maturity dates of 90 days or less and $103.2 million with original maturity dates of greater than 90 days. As of December 31, 2003, marketable securities consisted of

$103.7 million with original maturity dates of 90 days or less and $2.0 million with original maturity dates of greater than 90 days.

Cash, cash equivalents and marketable securities	Carrying value at December 31, 2004 (in thousands)	Average rate of return at December 31, 2004 (annualized)	Carrying value at December 31, 2003 (in thousands)	Average rate of return at December 31, 2003 (annualized)
Cash and cash equivalents—variable rate	$3,022	1.3%	$3,506	0.1%
Money market funds—variable rate	951	2.0%	100,163	1.0%
Cash and cash equivalents—fixed rate	10,521	2.3%	—	0.0%

Total cash and cash equivalents	14,494	2.1%	103,669	0.9%
Marketable securities—fixed rate	103,222	2.0%	2,000	0.7%

Total cash, cash equivalents and marketable securities	$117,716	2.0%	$105,669	0.9%

Foreign Currency Exchange

        We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 to perform research and development activities. This subsidiary now also provides customer support services. We hold fixed-price agreements denominated in U.S. dollars with certain of our foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, which manufactures the Internet Location Manager; Sierra Wireless, in Canada, which provides the modem for some versions of the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, which manufactures our Global Positioning System digital receiver chips; and Micronet, in Israel, which supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 2 percent.

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

Item 8.    Financial Statements and Supplementary Data

        See Part IV, Item 15 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

DISCLOSURE CONTROLS

        Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

        A disclosure control system, no matter how well conceived and implemented, can provide only reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the company have been detected.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of @Road, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that @Road, Inc. and its subsidiary (collectively the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2004, and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 14, 2005

Item 9B.    Other Information

Section 1—Registrant's Business and Operations.

Item 1.01.    Entry into a Material Definitive Agreement.

        Effective March 14, 2005, the Company has entered into agreements with its Chief Financial Officer and Chief Marketing Officer which provide that in the event of an involuntary termination within:

  •
  one year following a change-of-control transaction and the employee was employed by the Company for less than one year prior to the change-of-control transaction, the vesting of any stock option or restricted stock held by the employee shall automatically be accelerated as though the employee maintained his employment with the Company for 12 months following the involuntary termination or

  •
  one year following a change-of-control transaction and the employee was employed by the Company for at least one year prior to the change-of-control transaction, the vesting of any stock option or restricted stock held by the employee shall automatically be accelerated as though the employee maintained his employment with the Company for 24 months following the involuntary termination.

        A copy of the form agreement is attached as Exhibit 10.51 and is incorporated herein by reference. The Company has previously entered into similar agreements with its Chief Operating Officer, Chief Technology Officer, and Chief Sales Officer.

PART III

        Information required by Part III is omitted from this Report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement") for our 2005 annual meeting of stockholders and the information included in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
The following documents are filed as part of this Report:

1.
Index to Consolidated Financial Statements

        The following Consolidated Financial Statements of @Road, Inc. and its subsidiary are filed as part of this Report on Form 10-K:

        Schedules not listed above have been omitted because the matter or conditions are not present or the information required to be set forth therein is included in the Consolidated Financial Statements.

  3.
  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(b)
Exhibits

2.1	Acquisition Agreement dated as of December 15, 2004 by and among Registrant, Vidus Limited and NV Partners III-BT LP. (Incorporated herein by reference to our Report on Form 8-K filed on December 21, 2004.)
3.4	Amended and Restated Bylaws of the Registrant, as amended. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
3.5	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
3.6
Certificate of Designations, Rights and Preferences of Series A-1 and Series A-2 Redeemable Preferred Stock and Series B-1 and Series B-2 Redeemable Preferred Stock. (Incorporated herein by reference to our Report on Form 8-K filed on February 22, 2005.)

4.1	Specimen Stock Certificate. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.1†
CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.2†
Form of Wireless Network Services Agreement and Form of Purchase Agreement for Goods. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.7†
Joint Marketing Agreement between the Registrant and Cellco Partnership dated June 25, 1999 and Amendment No. 1 dated October 12, 1999. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.8
Sublease Agreement between the Registrant and Sterling Software (Western), Inc. dated August 24, 1999. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.9
Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated April 18, 1995. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.10
Sublease Agreement between the Registrant and LSI Logic Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated February 8, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.11
Agreement between the Registrant and Elnet Technologies Ltd. dated November 16, 1999. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.12	1996 Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.13	2000 Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.14	2000 Employee Stock Purchase Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.15	2000 Directors' Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.16	Form of Indemnification Agreement. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.19
Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.20†
CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)

10.21
Joint Marketing Agreement between the Registrant and GTE Wireless Service Corporation dated May 5, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.23
Strategic Agreement between the Registrant and Hitachi Software Engineering Co., Ltd. dated July 21, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.24
Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated August 3, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.25	First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 30, 2001.)
10.27†	Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January 19, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.28†	Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.29†	Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.30†
Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile Communications LLC dated January 10, 2002. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.31†	Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.32†
Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc. dated December 28, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.35	Agreement between the Registrant and Elnet Technologies Ltd. dated November 17, 2002. (Incorporated herein by reference to our Report on Form 10-K/A filed on July 29, 2003.)
10.37†	Reseller Agreement between the Registrant and AT&T Wireless dated February 24, 2003. (Incorporated herein by reference to our Report on Form 10-K/A filed on July 29, 2003.)
10.39	First Amendment to Sublease between the Registrant and Athena Semiconductor, Inc., dated March 14, 2003. (Incorporated herein by reference to our Report on Form 10-K filed on March 12, 2004.)
10.40
Second Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated December 31, 2003. (Incorporated herein by reference to our Report on Form 10-K filed on March 12, 2004.)
10.41	Agreement between the Registrant and Elnet Technologies Ltd., dated December 10, 2003. (Incorporated herein by reference to our Report on Form 10-K filed on March 12, 2004.)

10.42	Sublease between the Registrant and VA Software Corporation, dated June 8, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2004.)
10.43
Consent to Sublease Agreement between the Registrant, VA Software Corporation and Renco Investment Company, dated June 9, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2004.)
10.44	Deed of Warranty and Indemnity in relation to Vidus Limited dated December 15, 2004. (Incoporated herein by reference to our Report on Form 8-K filed on December 21, 2004.)
10.45	Loan and Security Agreement between Registrant and Vidus Limited dated January 12, 2005. (Incorporated herein by reference to our Report on Form 8-K filed on January 18, 2005.)
10.46	Guaranty between Registrant and NV Partners III-BT LP dated January 12, 2005. (Incorporated herein by reference to our Report on Form 8-K filed on January 18, 2005.)
10.47	Subordination Agreement between Registrant and NV Partners III-BT LP dated January 12, 2005. (Incorporated herein by reference to our Report on Form 8-K filed on January 18, 2005.)
10.48	Employment Agreement dated as of December 15, 2004 between Registrant and Martin Knestrick. (Incorporated herein by reference to our Report on Form 8-K filed on February 22, 2005.)
10.49	2005 Stock Option Plan. (Incorporated herein by reference to our Report on Form 8-K filed on February 22, 2005.)
10.50	Agreement between the Registrant and Elnet Technologies Ltd., dated April 28, 2004.
10.51	Form of Change in Control Agreement between the Registrant and its executive officers.
21.1	List of Subsidiaries. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 76).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

†
Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of @Road, Inc.:

        We have audited the accompanying consolidated balance sheets of @Road, Inc. and its subsidiary (collectively the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 14, 2005

@ROAD, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$14,494	$103,669
Short-term investments	103,222	2,000
Accounts receivable (net of allowances of $1,066 and $1,421)	7,960	7,109
Inventories	3,593	2,425
Deferred product costs	11,104	11,921
Prepaid expenses and other	1,542	1,269

Total current assets	141,915	128,393
Property and equipment, net	3,668	2,298
Deferred product costs	5,947	7,270
Intangible assets, net	—	28
Other assets	680	1,027

Total assets	$152,210	$139,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,666	$5,057
Accrued liabilities	5,529	5,465
Deferred revenue and customer deposits	11,347	9,751

Total current liabilities	22,542	20,273
Deferred revenue	4,830	6,582
Other long-term liabilities	2	33

Total liabilities	27,374	26,888
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.0001 par value, 10,000 shares authorized, shares issued and outstanding: none in 2004 and 2003	—	—
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 54,805 in 2004 and 53,700 in 2003	232,016	228,441
Deferred stock compensation	—	(4)
Notes receivable from stockholders	—	(87)
Accumulated other comprehensive loss	(179)	—
Accumulated deficit	(107,001)	(116,222)

Total stockholders' equity	124,836	112,128

Total liabilities and stockholders' equity	$152,210	$139,016

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Service	$58,828	$49,561	$33,678
Product	16,406	13,802	10,742

Total revenues	75,234	63,363	44,420

Costs and expenses:
Cost of service revenue (excluding intangibles amortization included below)	16,515	15,711	13,544
Cost of product revenue	18,310	19,770	16,946
Intangibles amortization	28	455	1,670
Sales and marketing	12,335	11,408	10,746
Research and development	6,191	5,379	5,878
General and administrative	12,020	9,202	8,616
Terminated acquisition costs	2,138	—	—
Stock compensation(*)	4	467	1,065

Total costs and expenses	67,541	62,392	58,465

Income (loss) from operations	7,693	971	(14,045)

Other income (expense), net:
Interest income	1,532	686	964
Interest expense	—	(11)	(15)
Investment impairment charge	—	—	(1,035)
Other (expense) income, net	(4)	16	(106)

Total other income (expense), net	1,528	691	(192)

Net income (loss)	$9,221	$1,662	$(14,237)

Net income (loss) per share:
Basic	$0.17	$0.03	$(0.31)

Diluted	$0.16	$0.03	$(0.31)

Shares used in calculating net income (loss) per share:
Basic	54,296	49,978	46,134

Diluted	57,435	54,282	46,134

(*) Stock compensation:
Cost of service revenue	$—	$10	$23
Cost of product revenue	—	25	96
Sales and marketing	1	25	72
Research and development	1	93	322
General and administrative	2	314	552

Total	$4	$467	$1,065

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands)

	Common Stock			Notes Receivable from Stockholders	Accumulated Other Comprehensive Loss
			Deferred Stock Compensation			Accumulated Deficit	Stockholders' Equity	Comprehensive Income (Loss)
	Shares	Amount
BALANCES, January 1, 2002	46,500	$169,148	$(2,342)	$(2,748)	$—	$(103,647)	$60,411
Net loss						(14,237)	(14,237)	$(14,237)

Shares issued under employee stock purchase plan	553	1,098					1,098
Exercise of stock options	788	1,276					1,276
Collection of notes receivable from stockholders				554			554
Repurchase of common stock through cancellation of notes receivable	(94)	(126)		126			—
Deferred stock compensation		15	(15)				—
Reversal of deferred stock compensation due to employee terminations		(801)	801				—
Amortization of deferred stock compensation			1,065				1,065

BALANCES, December 31, 2002	47,747	170,610	(491)	(2,068)	—	(117,884)	50,167
Net income						1,662	1,662	$1,662

Common stock issued through secondary public offering, net of issuance costs	4,000	51,889					51,889
Shares issued under employee stock purchase plan	563	1,484					1,484
Exercise of stock options	1,390	4,478					4,478
Collection of notes receivable from stockholders				1,981			1,981
Deferred stock compensation		5	(5)				—
Reversal of deferred stock compensation due to employee terminations		(25)	25				—
Amortization of deferred stock compensation			467				467

BALANCES, December 31, 2003	53,700	228,441	(4)	(87)	—	(116,222)	112,128
Net income						9,221	9,221	$9,221
Unrealized (loss) on short-term investments					(179)		(179)	(179)

Comprehensive income								$9,042

Shares issued under employee stock purchase plan	464	2,135					2,135
Exercise of stock options	641	1,440					1,440
Collection of notes receivable from stockholders				87			87
Amortization of deferred stock compensation			4				4

BALANCES, December 31, 2004	54,805	$232,016	$—	$—	$(179)	$(107,001)	$124,836

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$9,221	$1,662	$(14,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Write-off of deferred acquisition costs	1,095	—	—
Depreciation and amortization	1,286	2,168	4,710
Loss on disposal of property and equipment	24	7	115
Investment impairment charge	—	—	1,035
Amortization of deferred stock compensation	4	467	1,065
Provision for inventory valuation	214	1,375	1,063
(Reduction) provision for doubtful accounts	(724)	(127)	461
Change in assets and liabilities:
Accounts receivable	(127)	425	(3,087)
Inventories	(1,382)	1,599	1,934
Deferred product costs	2,140	(4,331)	(1,170)
Prepaid expenses and other	(1,021)	(296)	(862)
Accounts payable	609	1,649	1,031
Accrued and other liabilities	33	1,438	(365)
Deferred revenue and customer deposits	(156)	3,418	1,654

Net cash provided by (used in) operating activities	11,216	9,454	(6,653)

Cash flows from investing activities:
Purchase of property and equipment	(2,652)	(1,519)	(755)
Proceeds from sale of property and equipment	—	2	—
Purchases of short-term investments	(161,836)	(2,000)	—
Proceeds from maturities of short-term investments	60,435	2,241	—
Purchase of restricted short-term investments	—	—	(25)

Net cash used in investing activities	(104,053)	(1,276)	(780)

Cash flows from financing activities:
Proceeds from sale of common stock	3,575	57,851	2,374
Proceeds from payments on note receivable issued to stockholders	87	1,981	554

Net cash provided by financing activities	3,662	59,832	2,928

Net (decrease) increase in cash and cash equivalents	(89,175)	68,010	(4,505)
Cash and cash equivalents:
Beginning of year	103,669	35,659	40,164

End of year	$14,494	$103,669	$35,659

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$11	$15

Cash paid for income taxes	$—	$—	$—

Non-cash investing and financing activities:
Deferred stock compensation	$—	$5	$15

Reversal of deferred stock compensation	$—	$25	$801

Unrealized loss on short-term investments, net of tax effects	$(179)	$—	$—

Repurchase of common stock through cancellation of notes receivable	$—	$—	$126

See notes to consolidated financial statements.

@ROAD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Note 1.    Organization and Summary of Significant Accounting Policies

  Organization

        @Road, Inc. commenced operations on July 1, 1996 and is a leading provider of mobile resource management (MRM) services through the use of the proprietary global positioning system (GPS) and wireless technologies.

  Principles of Consolidation

        The consolidated financial statements include @Road, Inc. and its wholly-owned subsidiary (collectively, the "Company"). Intercompany accounts and transactions are eliminated upon consolidation.

  Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal and other contingencies, income taxes and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

  Cash Equivalents

        The Company considers all highly liquid debt instruments purchased with a remaining maturity at purchase of 90 days or less to be cash equivalents.

  Investments

        Investments represent highly liquid debt instruments purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive income (loss) within stockholders' equity, net of related estimated tax provisions or benefits. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value to be other than temporary. While the Company's intent is to hold debt securities to maturity or reset date, they are classified as available-for-sale because the sale of such securities may be required prior to maturity or reset. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

  Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. The Company's cash equivalents and short-term investments consist of checking and savings accounts, money market accounts and highly liquid debt instruments with three financial institutions. The Company sells its products and services primarily to companies in the United States. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers' financial condition. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. The provision for doubtful accounts is recorded as a charge to operating expense, while the provision for sales returns is recognized as a reduction of revenues.

        At December 31, 2004, SBC Services, Waste Management and Verizon Communications comprised 20%, 19% and 11% of outstanding accounts receivable, respectively. At December 31, 2003, Verizon Communications comprised 25% of outstanding accounts receivable.

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

  Intangible and Other Assets

        Intangible assets, which represent purchased technology, are stated at cost and amortized using the straight-line method over estimated useful lives of two to three years. (See Note 5).

        At December 31, 2004, the Company held approximately 43,000 shares of preferred stock in Cellport Systems, Inc., with an original purchase price of $1,035,000 and which represented less than one percent ownership in Cellport Systems, Inc. The Company accounts for this investment using the cost method. During the quarter ended June 30, 2002, it was determined that the investment had experienced a decline in value that was other than temporary. Accordingly, $1,035,000 was expensed in 2002.

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

  Revenue Recognition

        Revenue is recognized when earned in accordance with applicable accounting standards, including American Institute of Certified Public Accountants Statement of Position No. 97-2, Software Revenue

Recognition, as amended. Specifically, the Company recognizes revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, when it has fulfilled its obligations under any such agreement and upon a determination that collection is probable. The Company earns revenues under service contracts, which generally provide service over periods from two to three years, and from related products sold to customers (for which title passes on delivery). Through December 31, 2004, its services have been available only by using the Company's proprietary hardware device or a location- or wireless application protocol-enabled mobile telephone. Accordingly, service revenue, which is comprised of monthly fees, is recognized ratably over the minimum service contract period, which commences (a) upon installation where customers have installed the proprietary hardware device in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on the Company's website where customers have elected to use services with a location-enabled mobile telephone.

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

  Advertising Costs

        All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were approximately $370,000, $301,000 and $252,000 in 2004, 2003 and 2002, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.

  Research and Development Expenses

        Research and development expenses are charged to operations as incurred. Such expenses include product development costs and costs related to the Company's internally developed software systems, which have not met the capitalization criteria of Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). During 2004, 2003 and 2002 no research and development costs were capitalized in accordance with SOP 98-1.

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

  Stock Compensation

        The Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the option exercise price.

        Accounting principles generally accepted in the United States require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements.

        In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123 (SFAS 148). The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of option grants and stock grants under the Company's employee stock purchase plan as an expense under SFAS 148 would have substantially reduced the Company's operating results, as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$9,221	$1,662	$(14,237)
Add: stock-based employee compensation expense included in reported net income (loss), net of tax effect	4	462	1,025
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(7,451)	(9,422)	(8,705)

Pro forma net income (loss)	$1,774	$(7,298)	$(21,917)

Basic net income (loss) per share:
As reported	$0.17	$0.03	$(0.31)

Pro forma	$0.03	$(0.15)	$(0.48)

Diluted net income (loss) per share:
As reported	$0.16	$0.03	$(0.31)

Pro forma	$0.03	$(0.15)	$(0.48)

        The weighted average fair value of options granted in the years ended December 31, 2004, 2003 and 2002, were $3.79, $7.31 and $4.59, respectively. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following weighted average assumptions were used for each respective period:

	Years Ended December 31,
	2004	2003	2002
Stock Option Plans:
Risk free interest rate	3.41%	2.91%	3.56%
Expected volatility	106%	114%	124%
Expected life (in years)	5	5	5
Expected dividend	$0.00	$0.00	$0.00
Employee Stock Purchase Plan:
Risk free interest rate	1.32%	1.14%	1.61%
Expected volatility	78%	92%	124%
Expected life (in years)	0.5	0.5	0.5
Expected dividend	$0.00	$0.00	$0.00

        The Company accounts for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate. (See Note 8).

  Certain Significant Risks and Uncertainties

        The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: advances and trends in new technologies and industry standards; competitive pressures in the form of new products and services or price reductions on current products and services; changes in the overall demand for products and services offered by the Company; market acceptance of the Company's products and services; development of sales channels; changes in third-party manufacturers; changes in key suppliers; changes in availability of wireless data networks; changes in certain strategic relationships or customer relationships; litigation or claims against the Company based on intellectual property, product, regulatory or other factors; risks associated with necessary components; and the Company's ability to attract and retain employees necessary to support its growth.

        Motorola is the sole supplier of microcontrollers used in the Company's products. The Company expects to rely on Motorola as a source for these components for the next several years.

  Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. At December 31, 2004, accumulated other comprehensive loss was composed of unrealized losses of $179,000 on short-term investments. At December 31, 2003 accumulated other comprehensive loss was zero.

  Segment Reporting

        In 2004, 2003 and 2002, the Company operated in a single reportable segment. The Company will evaluate additional segment disclosure requirements as it expands its operations or experience changes in its business. The Company had no significant revenues from customers outside of the United States in 2004, 2003 and 2002, and had no significant long-lived assets deployed outside the United States at December 31, 2004 and 2003.

  Major Customers

        In 2004 and 2003, Verizon Communications, represented 17% of total revenues. No other customers comprised 10% or more of total revenues. In 2002, no single customer or group of related customers comprised 10% or more of total revenues.

  Recently Issued Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments.

        The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is assessing which model it may use upon adoption of such standard. The use of an alternative model to value options may result in a different fair value than the use of the Black-Scholes option pricing model.

        There are a number of other requirements under the new standard that will result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company's employee stock purchase plan.

        The Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption alternatives. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. This method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. The effective date of the new standard for public companies is for interim periods beginning after June 15, 2005. As such, the Company will adopt the statement in its interim reporting period ended September 30, 2005.

        Upon adoption, this statement will have a significant impact on the Company's consolidated statement of operations as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plan rather than disclose the impact on its consolidated net income (loss) within its footnotes, as is its current practice.

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated statement of operations and financial condition, but the Company does not expect it to have a material impact.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this standard is for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated statement of operations and financial condition, but the Company does not expect it to have a material impact.

  Reclassifications

        Certain reclassifications have been made to the 2003 and 2002 financial statement presentation to conform to the 2004 presentation. These reclassifications had no effect on net income (loss) or stockholders' equity.

Note 2.    Short-Term Investments

        Short-term investments included the following available-for-sale securities at December 31, 2004 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$51,782	$—	$(124)	$51,658
Municipal debt securities	31,354	2	(4)	31,352
Corporate debt securities	20,265	—	(53)	20,212

Total	$103,401	$2	$(181)	$103,222

        At December 31, 2003, short-term investments consisted of a certificate of deposit with a fair value which approximated cost. The certificate of deposit matured in June 2004. All investments in an unrealized loss position have been in that position for less than 12 months.

Note 3.    Inventories

        Inventories consist of (in thousands):

	December 31,
	2004	2003
Raw materials	$1,025	$1,294
Work in process	746	177
Finished goods	1,822	954

	$3,593	$2,425

Note 4.    Property and Equipment

        Property and equipment consist of (in thousands):

	December 31,
	2004	2003
Computers and software	$13,196	$11,120
Manufacturing and office equipment	352	296
Furniture and fixtures	494	422
Leasehold improvements	307	105

Total	14,349	11,943
Accumulated depreciation and amortization	(10,681)	(9,645)

Property and equipment, net	$3,668	$2,298

Note 5.    Intangible Assets

        SFAS No. 142, Goodwill and Other Intangible Assets, requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to three years.

        Intangible assets were as follows (in thousands):

	As of December 31, 2004			As of December 31, 2003
	Carrying Amount	Accumulated Amortization	Net Balance	Carrying Amount	Accumulated Amortization	Net Balance
Purchased technology	$5,052	$(5,052)	$—	$5,052	$(5,024)	$28

        Amortization of purchased technology was $28,000, $455,000 and $1,670,000 for 2004, 2003 and 2002, respectively. Purchased technology was fully amortized at December 31, 2004.

Note 6.    Accrued Liabilities

        Accrued liabilities consist of (in thousands):

	December 31,
	2004	2003
Accrued compensation and related benefits	$2,855	$2,437
Accrued installation charges	396	505
Other accrued expenses	2,278	2,523

Total	$5,529	$5,465

Note 7.    Line of Credit

        The Company had a non-collateralized line of credit agreement for $100,000 that expired on December 31, 2004. There were no borrowings against the line of credit at December 31, 2003.

Note 8.    Stockholders' Equity

  Preferred Stock

        The Company has authorized an undesignated class of preferred stock of 10,000,000 shares. The preferred stock may be issued from time to time in one or more series. The Board of Directors is authorized to determine or alter the rights, preferences, privileges and restrictions of such preferred stock. No shares were outstanding at December 31, 2004 or 2003.

  Common Stock

        The Company's Certificate of Incorporation, as amended, authorizes it to issue 250,000,000 shares of common stock. A portion of the shares outstanding was subject to repurchase over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2004 and 2003 there were approximately 0 and 44,000 shares subject to repurchase rights, respectively.

        At December 31, 2004, the Company had reserved approximately 12,204,000 shares of common stock available for future issuance under its stock option plans, including approximately 8,416,000 shares related to outstanding stock options. In addition, the Company had reserved approximately 1,202,000 shares of common stock available for future issuance under the employee stock purchase plan.

        On August 25, 2003, the Company completed the sale of 4,000,000 shares of common stock in an underwritten secondary public offering at a per share price of $14.00. Offering proceeds to the Company, net of the underwriting discount and aggregate expenses of approximately $4,111,000, was approximately $51,889,000. In conjunction with the secondary public offering, stockholders sold an additional 2,500,000 shares of the Company's common stock. The Company did not receive any proceeds from the sale of common stock held by the stockholders.

  Employee Stock Purchase Plan

        The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of its common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase up to 2,700 shares having a value not exceeding 20% of their gross compensation during an offering period. During the years ended December 31, 2004, 2003 and 2002, employees purchased approximately 464,000, 563,000 and 553,000 shares at average prices of $4.60, $2.63 and $1.98 per share, respectively. At December 31, 2004, approximately 1,202,000 shares of common stock were reserved for future issuance. Our employee stock purchase plan contains a provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 900,000 or two percent of the total shares outstanding on the last day of the preceding year.

  Equity Incentive Plans

        The Company has equity incentive plans for directors, officers and employees. Stock options granted under these plans generally vest 25% one year from the date of grant and the remainder vest at a rate of 2.08% per month thereafter. Grants to existing employees generally vest 25% per year on the anniversary of the grant. Non-employee directors upon becoming a director receive an initial grant of 40,000 shares vesting over 4 years and annual grants of 10,000 shares vesting over one year. Options generally expire 10 years from the date of grant. Our equity incentive plans contain a provision that automatically increases through 2010, on each January 1, the number of shares reserved for issuance under these plans by the lesser of 2,500,000 shares or four percent of the total shares outstanding on the last day of the preceding year.

        The following table summarizes activity under our equity incentive plans for the years ended December 31, 2004, 2003 and 2002 (shares in thousands):

	2004		2003		2002
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	7,415	$5.29	7,869	$4.04	6,864	$3.24
Granted	2,541	4.83	1,889	8.93	2,542	5.41
Exercised	(641)	2.25	(1,390)	3.22	(788)	1.64
Canceled	(899)	6.70	(953)	5.19	(749)	3.94

Outstanding at end of period	8,416	$5.23	7,415	$5.29	7,869	$4.04

Options exercisable at end of period	3,790	$4.61	3,253	$3.86	3,006	$3.53

        Stock compensation related to options granted to employees of $4,000, $462,000 and $1,025,000 was amortized to expense in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had $0 and $4,000 in deferred compensation related to employee options, respectively. Stock compensation related to the granting of options and purchase rights to employees having a fair value greater than the related exercise price during 2000 and 1999.

        The Company recorded deferred stock compensation of approximately $5,000 and $15,000 as the change in fair value of non-statutory common stock options granted to non-employees in 2003 and 2002, respectively. Stock compensation expense of $5,000, and $40,000 was recognized as a result of issuing these options in 2003 and 2002, respectively. As of December 31, 2004, the options were fully vested. In 2002, the Company issued non-statutory common stock options to non-employees to purchase approximately 3,000 shares of common stock. Options granted to non-employees to purchase approximately 0 and 63,000 shares of common stock were outstanding at December 31, 2004 and 2003, respectively.

        Additional information regarding options outstanding as of December 31, 2004 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07 - 1.63	923	5.46	$1.25	919	$1.25
1.97 - 2.00	899	6.63	2.00	740	2.00
2.07 - 3.47	1,216	9.31	3.32	82	2.07
3.52 - 3.69	863	8.15	3.63	343	3.69
3.85 - 5.04	1,428	8.06	4.59	383	4.60
5.05 - 6.40	1,022	7.99	5.99	310	5.89
6.44 - 9.90	849	7.20	8.19	528	8.66
10.00 - 13.25	852	7.48	11.02	420	10.39
13.29 - 13.49	352	8.90	13.40	65	13.34
14.58 - 14.58	12	8.79	14.58	—	14.58

	8,416	7.70	$5.23	3,790	$4.61

  Receivable from Sales of Stock

        A number of officers and other employees were granted full recourse notes that were secured by common stock and generally were due five years from the issue dates. The stock sold in connection with certain of these notes and other stock sales for cash was subject to repurchase by the Company at the original issuance price; this right generally lapsed over a four-year period subject to continued employment. The notes receivable from employees have been fully paid off as of December 31, 2004.

Note 9.    Net Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share (using the treasury stock method) to the extent such shares are dilutive. The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) (numerator)	$9,221	$1,662	$(14,237)
Shares (denominator):
Basic
Weighted average common shares outstanding	54,299	50,140	47,047
Weighted average common shares outstanding subject to repurchase	(3)	(162)	(913)

Shares used in computation	54,296	49,978	46,134
Diluted
Dilution impact from option equivalent shares	3,134	3,932	—
Dilution impact from employee stock purchase plan	2	210	—
Add back weighted average common shares subject to repurchase	3	162	—

Shares used in computation	57,435	54,282	46,134

Net income (loss) per share
Basic	$0.17	$0.03	$(0.31)

Diluted	$0.16	$0.03	$(0.31)

        For the periods presented, the Company had securities outstanding which could potentially dilute basic income (loss) per share in the future, but which were excluded from the computation of diluted net income (loss) per share in the periods presented, as their effect would have been antidilutive due to either the Company being in a net loss position or shares being subject to repurchase by the Company on outstanding options with exercise prices greater than the average fair market value for the respective periods presented. Such outstanding securities consist of the following (shares in thousands):

	Years Ended December 31,
	2004	2003	2002
Shares of common stock subject to repurchase	—	—	385
Outstanding options	1,820	751	7,869
Weighted average exercise price of options and stock purchase rights	$10.89	$10.79	$4.04

Note 10.    Commitments and Contingencies

  Lease Commitments

        On June 9, 2004, the Company entered into a sublease for its future principal administrative and technical offices from January 2005 through May 2010, occupying 103,000 square feet in Fremont, California. The Company periodically evaluates the adequacy of existing facilities and additional facilities in new cities and believes that suitable additional space will be available in the future on commercially reasonable terms as needed. Future minimum rental payments under non-cancelable operating leases are as follows (in thousands):

Operating Leases
Year Ending December 31,
2005	$1,342
2006	1,097
2007	1,076
2008	1,077
2009	1,109
Thereafter:	476

Total minimum lease payments	$6,177

        The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was approximately $1,727,000, $1,415,000 and $1,312,000 (net of sublease income of approximately $43,000, $48,000 and $72,000) for 2004, 2003 and 2002, respectively.

  Purchase Commitments

        At December 31, 2004, the Company had noncancelable inventory purchase commitments totaling approximately $5,388,000 and other purchase obligations totaling approximately $1,385,000.

  Contingencies

        In the third quarter of 2002, AT&T Wireless announced that it expected to cease operating its Cellular Digital Packet Data (CDPD) network by June 30, 2004. On March 11, 2004, the Company received notice that AT&T Wireless would continue to operate its CDPD network for "certain valuable partners," including @Road, until at least September 30, 2004. The letter also stated that this extension of CDPD network availability extended across all AT&T Wireless geographic locations. On May 28, 2004, the Company received notice that AT&T Wireless extended availability of its CDPD network to June 30, 2005.

        The Company is in discussions with AT&T Wireless to minimize any disruption to the delivery of its services to @Road customers. The Company has notified customers comprising substantially all of the subscribers whose service would be affected by the proposed termination of the AT&T Wireless CDPD network. At December 31, 2004, less than one quarter of the Company's total subscribers utilize the AT&T Wireless CDPD network. The majority of those subscribers have yet to complete their negotiations with @Road for migration to an alternate network. The Company estimates that as of June 30, 2005, approximately 2,500 of these subscribers will be in their initial contract periods with the Company.

        In its Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its CDPD network at the end of 2005. The Company is in discussions with Verizon Wireless to minimize any disruption to the delivery of its services to @Road customers. The Company has notified customers comprising substantially all of the subscribers whose service would be affected by the proposed termination of the Verizon Wireless CDPD network. At December 31, 2004, less than one quarter of the Company's total subscribers utilize the Verizon Wireless CDPD network. Less than half of those subscribers, or approximately 10% of the Company's total subscribers, have yet to complete their negotiations with @Road for migration to an alternate network. The Company estimates that as of December 31, 2005, approximately 5,000 of these subscribers will be in their initial contract periods with the Company.

        To use an alternate network, existing hardware devices would have to be replaced for subscribers currently using a CDPD network. While the Company does not anticipate losses on the sale of these replacement hardware devices, if it is unable to migrate these customers in a timely fashion, the Company may offer price concessions. If the Company were to offer such concessions, they could have a material adverse impact on the Company's financial results.

  Legal Proceedings

        The Company is party to legal proceedings in the ordinary course of business. Based on evaluation of these matters, the Company believes that these matters will not have a material effect on its results of operations or financial position.

  Other Contingencies

        The Company from time to time enters into certain types of agreements that contingently require it to indemnify parties against third party claims. These agreements primarily relate to: (i) certain agreements with the Company's officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) certain agreements under which the Company indemnifies customers and alliances for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Such indemnification provisions are accounted for in accordance with SFAS No. 5. To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

        The terms of such obligations vary. Because the amount of the obligation in these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company's balance sheet as of December 31, 2004.

        In general, the Company provides its customers a 12-month limited warranty that the hardware furnished under the agreement will be free from defects in materials and workmanship and will substantially conform to the specifications for such hardware. The Company's policy is to expense such costs as incurred. To date, the Company has incurred minimal costs related to this limited warranty obligation.

Note 11.    Terminated Acquisition Costs

        On April 12, 2004, the Company entered into a Combination agreement with MDSI Mobile Data Solutions, Inc. (MDSI) providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the year ended December 31, 2004, the Company expensed approximately $2,138,000 of acquisition-related costs.

Note 12.    Income Taxes

        Only minimum state income and franchise taxes were provided for any of the years presented due to the Company's history of net operating losses.

        The Company's effective tax rate differs from the expected benefit at the federal statutory tax rate for the years ended December 31 as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	(35.0)%
State taxes, net of federal benefit	0.70	21.30	(6.14)
Non-deductible stock compensation charges	(1.46)	(50.11)	2.61
Research and development credits	(1.86)	(16.24)	(2.72)
Other	(0.26)	2.07	(1.04)
Valuation allowance	(32.12)	7.98	42.29

Effective tax rate	—%	—%	—%

        Net deferred tax assets at December 31 consist of (in thousands):

	2004	2003
Net operating loss carry forwards	$35,251	$36,141
Credit carry forwards	4,577	3,719
Accruals and reserves recognized in different periods	3,410	3,780

Total gross deferred tax assets before valuation allowance	43,238	43,640
Valuation reserve	(43,238)	(43,640)

Net deferred tax asset	$—	$—

        At December 31, 2004, the Company had federal and state net operating loss (NOL) carry forwards of approximately $93,630,000 and $47,691,000, respectively. The federal NOL carry forwards expire through 2023, while the state NOL carry forwards expire through 2013. The Company evaluates its deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In most cases, the Company has assumed that it will not be able to generate sufficient future taxable income to realize these assets and have recorded valuation reserves to reduce the net asset values to zero.

        At December 31, 2004 approximately $4,152,000 of valuation allowance for deferred tax assets relating to net operating loss carry forwards is attributed to employee stock option deductions, the benefit from which will be allocated to equity rather than current earnings when realized.

        At December 31, 2004, the Company also has federal and state research credits of approximately $2,395,000 and $2,069,000, respectively. The federal tax credit carry forward expires through 2023. The state tax credit carry forward has no expiration.

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

Note 13.    Related Party Transactions

        The Company has entered into indemnification agreements with each of its directors, executive officers and certain other officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

        The Company purchased approximately $2,285,000 and $1,892,000, of inventory from a stockholder in 2003 and 2002, respectively. During 2003, the stockholder sold all the shares of the Company's common stock it previously owned.

Note 14.    401(k) Saving and Retirement Plan

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

Note 15.    Quarterly Financial Data (unaudited) (in thousands except per share amounts)

	Quarter Ended
2004	December 31	September 30	June 30	March 31
Consolidated Statements of Operations Data:
Total revenues	$19,909	$19,102	$18,331	$17,892
Income from operations	1,583	2,510	750	2,850
Net income	$2,155	$2,930	$1,066	$3,110

Net income per share:
Basic	$0.04	$0.05	$0.02	$0.06

Diluted	$0.04	$0.05	$0.02	$0.05

Shares used in calculating net income per share:
Basic	54,709	54,498	54,185	53,771

Diluted	57,124	56,199	57,414	58,298

	Quarter Ended
2003	December 31	September 30	June 30	March 31
Consolidated Statements of Operations Data:
Total revenues	$17,237	$16,616	$15,769	$13,741
Income (loss) from operations	1,859	938	(371)	(1,455)
Net income (loss)	$2,097	$1,095	$(227)	$(1,303)

Net income (loss) per share:
Basic	$0.04	$0.02	$(0.00)	$(0.03)

Diluted	$0.04	$0.02	$(0.00)	$(0.03)

Shares used in calculating net income (loss) per share:
Basic	53,450	50,689	48,196	47,577

Diluted	58,209	50,689	48,196	47,577

Note 16.    Subsequent Event

        On February 18, 2005, the Company acquired all of the outstanding shares of Vidus Limited, a provider of dynamic field service automation solutions located in Ipswich, United Kingdom. The acquisition is intended to allow the Company to integrate technology for dynamic scheduling, dispatching, routing, and appointment booking of mobile workers and the Company intends to expand its business to Europe and other international markets.

        In exchange for all of the outstanding shares of Vidus capital stock, the Company issued approximately 5,454,000 shares of its common stock valued at $38,177,000 and newly created interest-bearing redeemable preferred stock in face amount of approximately $10,200,000, extinguished for cash existing debt of approximately $4,561,000 and issued approximately 146,000 vested options with a fair value of $532,000. Under the terms of the stock option grants, each option has been classified as a non-qualified stock option, is fully vested, has an exercise price ranging from $0.67 to $2.00 per share and generally has a one-year term. The purchase price also included estimated direct transaction costs of $1,282,000. In addition, the Company extinguished for cash existing debt of approximately $926,000.

        The total consideration is subject to an adjustment in one year if the average closing price of the Company's common stock for any ten consecutive trading days does not meet a market price per share of $7.00. The fair value of the Company's common stock was derived from this market price per share of $7.00. The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 94%, expected life of one year and a risk-free interest rate of 2.86%. The acquisition was accounted for under the purchase method of accounting. The results of operations of Vidus Limited will be included in the Company's Consolidated Statement of Operations from February 19, 2005.

        The Company is currently in the process of finalizing the financial accounts of Vidus Limited to be in compliance with accounting principles generally accepted in the United States of America. Thus, the allocation of the purchase price is not currently determinable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of @Road, Inc.:

        We have audited the consolidated balance sheets of @Road, Inc. and its subsidiary (collectively the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our report thereon dated March 14, 2005; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

San Jose, California
March 14, 2005

SCHEDULE II

@ROAD, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(In thousands)

	Balance at Beginning of Year	Additions and Charges to Expenses	Write-off and Deductions	Balance at End of Year
Year Ended December 31, 2004
Accounts receivable doubtful accounts allowance	$1,421	$(724)	$369	$1,066
Deferred tax valuation allowance	43,640	—	(402)	43,238

Year Ended December 31, 2003
Accounts receivable doubtful accounts allowance	$1,900	$(127)	$(352)	$1,421
Deferred tax valuation allowance	41,946	—	1,694	43,640

Year Ended December 31, 2002
Accounts receivable doubtful accounts allowance	$3,633	$461	$(2,194)	$1,900
Deferred tax valuation allowance	34,739	—	7,207	41,946

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

@ROAD, INC.
By:	/s/ KRISH PANU Krish Panu President and Chief Executive Officer

Date: March 15, 2005

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Krish Panu and Michael Johnson, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ KRISH PANU Krish Panu	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
/s/ MICHAEL JOHNSON Michael Johnson	Senior Vice President, Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2005
/s/ KRIS CHELLAM Kris Chellam	Director	March 15, 2005
/s/ CHARLES E. LEVINE Charles E. Levine	Director	March 15, 2005
/s/ T. PETER THOMAS T. Peter Thomas	Director	March 15, 2005
/s/ JAMES DAVIS James Davis	Director	March 15, 2005

EXHIBIT INDEX

2.1	Acquisition Agreement dated as of December 15, 2004 by and among Registrant, Vidus Limited and NV Partners III-BT LP. (Incorporated herein by reference to our Report on Form 8-K filed on December 21, 2004.)
3.4	Amended and Restated Bylaws of the Registrant, as amended. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
3.5	Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
3.6
Certificate of Designations, Rights and Preferences of Series A-1 and Series A-2 Redeemable Preferred Stock and Series B-1 and Series B-2 Redeemable Preferred Stock. (Incorporated herein by reference to our Report on Form 8-K filed on February 22, 2005.)
4.1	Specimen Stock Certificate. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.1†
CDPD Value Added Reseller Agreement between the Registrant and AT&T Wireless Data, Inc. dated September 30, 1997. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.2†
Form of Wireless Network Services Agreement and Form of Purchase Agreement for Goods. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.7†
Joint Marketing Agreement between the Registrant and Cellco Partnership dated June 25, 1999 and Amendment No. 1 dated October 12, 1999. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.8
Sublease Agreement between the Registrant and Sterling Software (Western), Inc. dated August 24, 1999. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.9
Industrial Space Lease between Renco Equities IV as landlord and SEEQ Technology Inc. as tenant, First Addendum to Lease, each dated January 13, 1995, and First Amendment to Lease dated April 18, 1995. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.10
Sublease Agreement between the Registrant and LSI Logic Corporation dated January 25, 2000 and Consent to Sublease between LSI Logic Corporation and Renco Equities IV dated February 8, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.11
Agreement between the Registrant and Elnet Technologies Ltd. dated November 16, 1999. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.12	1996 Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.13	2000 Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.14	2000 Employee Stock Purchase Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)

10.15	2000 Directors' Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.16	Form of Indemnification Agreement. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.19
Amended and Restated Rights Agreement between the Registrant and certain investors dated June 27, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.20†
CDPD Data National Service Agreement between the Registrant and GTE Wireless Incorporated dated May 5, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.21
Joint Marketing Agreement between the Registrant and GTE Wireless Service Corporation dated May 5, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.23
Strategic Agreement between the Registrant and Hitachi Software Engineering Co., Ltd. dated July 21, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.24
Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated August 3, 2000. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.25	First Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated March 8, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 30, 2001.)
10.27†	Cellular Digital Packet Data Reseller Agreement between the Registrant and TELUS Mobility dated January 19, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.28†	Co-Marketing Agreement between the Registrant and Nextel Partners Operating Corp. dated March 14, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.29†	Co-Marketing Agreement between the Registrant and Nextel Financing Company dated December 15, 2000. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.30†
Cellular Digital Packet Data Reseller Agreement between the Registrant and Ameritech Mobile Communications LLC dated January 10, 2002. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.31†	Service Agreement between the Registrant and ALLTEL Communications Inc. dated May 17, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.32†
Integrator Agreement between the Registrant and Symbol Technologies, Inc. dated July 31, 2001, as amended by Amendment to Agreement with Integrator between the Registrant and Symbol Technologies, Inc. dated December 28, 2001. (Incorporated herein by reference to our Report on Form 10-K filed on March 28, 2002.)
10.35	Agreement between the Registrant and Elnet Technologies Ltd. dated November 17, 2002. (Incorporated herein by reference to our Report on Form 10-K/A filed on July 29, 2003.)
10.37†	Reseller Agreement between the Registrant and AT&T Wireless dated February 24, 2003. (Incorporated herein by reference to our Report on Form 10-K/A filed on July 29, 2003.)

10.39	First Amendment to Sublease between the Registrant and Athena Semiconductor, Inc., dated March 14, 2003. (Incorporated herein by reference to our Report on Form 10-K filed on March 12, 2004.)
10.40
Second Amendment to Lease Agreement between the Registrant and ProLogis Limited Partnership-I dated December 31, 2003. (Incorporated herein by reference to our Report on Form 10-K filed on March 12, 2004.)
10.41	Agreement between the Registrant and Elnet Technologies Ltd., dated December 10, 2003. (Incorporated herein by reference to our Report on Form 10-K filed on March 12, 2004.)
10.42	Sublease between the Registrant and VA Software Corporation, dated June 8, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2004.)
10.43
Consent to Sublease Agreement between the Registrant, VA Software Corporation and Renco Investment Company, dated June 9, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2004.)
10.44	Deed of Warranty and Indemnity in relation to Vidus Limited dated December 15, 2004. (Incoporated herein by reference to our Report on Form 8-K filed on December 21, 2004.)
10.45	Loan and Security Agreement between Registrant and Vidus Limited dated January 12, 2005. (Incorporated herein by reference to our Report on Form 8-K filed on January 18, 2005.)
10.46	Guaranty between Registrant and NV Partners III-BT LP dated January 12, 2005. (Incorporated herein by reference to our Report on Form 8-K filed on January 18, 2005.)
10.47	Subordination Agreement between Registrant and NV Partners III-BT LP dated January 12, 2005. (Incorporated herein by reference to our Report on Form 8-K filed on January 18, 2005.)
10.48	Employment Agreement dated as of December 15, 2004 between Registrant and Martin Knestrick. (Incorporated herein by reference to our Report on Form 8-K filed on February 22, 2005.)
10.49	2005 Stock Option Plan. (Incorporated herein by reference to our Report on Form 8-K filed on February 22, 2005.)
10.50	Agreement between the Registrant and Elnet Technologies Ltd., dated April 28, 2004.
10.51	Form of Change in Control Agreement between the Registrant and its executive officers.
21.1	List of Subsidiaries. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
23.1	Consent of Independent Registered Public Accountant.
24.1	Power of Attorney (see page 76).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

†
Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
DISCLOSURE CONTROLS
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  Item 9B. Other Information
PART III
PART IV
  Item 15. Exhibits and Financial Statement Schedules
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
@ROAD, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
@ROAD, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
@ROAD, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (In thousands)
@ROAD, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
@ROAD, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  SCHEDULE II
@ROAD, INC. VALUATION AND QUALIFYING ACCOUNTS FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (In thousands)
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX