Form 10-Q
period 2005-03-31
@ROAD, INC
filed 2005-05-10
CIK 1109537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes   ☒     No     ☐

As of May 2, 2005 there were 60,620,143 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION	3
	Item 1. Financial Statements.	3
	Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.	3
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004.	4
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2005 and 2004 and the nine months ended December 31, 2004.	5
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004.	6
	Notes to Condensed Consolidated Financial Statements.	7
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	20
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	34
	Item 4. Controls and Procedures.	35
PART II.	OTHER INFORMATION	35
	Item 1. Legal Proceedings.	35
	Item 6. Exhibits.	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

@Road, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$35,758	$14,494
Short-term investments	75,013	103,222
Accounts receivable, net	7,827	7,960
Inventories	3,702	3,593
Deferred product costs	11,626	11,104
Prepaid expenses and other	2,316	1,542
Total current assets	136,242	141,915
Property and equipment, net	4,963	3,668
Deferred product costs	6,695	5,947
Goodwill	22,867	—
Intangible assets, net	32,633	—
Other assets	225	680

Total assets	$203,625	$152,210

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,585	$5,666
Accrued liabilities	8,449	5,529
Deferred revenue and customer deposits	12,209	11,347

Total current liabilities	27,243	22,542
Deferred revenue	7,739	4,830
Deferred tax liabilities	4,691	—
Other long-term liabilities	323	2

Total liabilities	39,996	27,374

Commitments and contingencies (Note 9)

Preferred stock, $0.0001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 78 at March 31, 2005 and none at December 31, 2004	7,805	—

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 60,309 at March 31, 2005 and 54,805 at December 31, 2004	270,361	232,016
Notes receivable from stockholders	(10)	—
Accumulated other comprehensive loss	(148)	(179)
Accumulated deficit	(114,379)	(107,001)

Total stockholders’ equity	155,824	124,836

Total liabilities, redeemable preferred stock and stockholders’ equity	$203,625	$152,210

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Hosted	$19,490	$17,892
Licensed	502	—

Total revenues	19,992	17,892

Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	9,524	8,368
Cost of licensed revenue (excluding intangibles amortization included below)	700	—
Intangibles amortization	457	10
In-process research and development	5,640	—
Sales and marketing	4,647	3,111
Research and development	2,575	1,367
General and administrative	4,447	2,182
Stock compensation (*)	—	4

Total costs and expenses	27,990	15,042

(Loss) income from operations	(7,998)	2,850

Other income, net:
Interest income, net	618	254
Other income, net	2	6

Total other income, net	620	260

Net (loss) income	(7,378)	3,110
Preferred stock dividends	(57)	—

Net (loss) income attributable to common stockholders	$(7,435)	$3,110

Net (loss) income per share:
Basic	$(0.13)	$0.06

Diluted	$(0.13)	$0.05

Shares used in calculating net (loss) income per share:
Basic	57,385	53,771

Diluted	57,385	58,298

(*) Stock compensation:
Cost of hosted revenue	$—	$—
Cost of licensed revenue	—	—
Sales and marketing	—	1
Research and development	—	1
General and administrative	—	2

Total	$—	$4

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2005 and 2004

and the Nine Months Ended December 31, 2004

(In thousands) (unaudited)

	Common Stock		Deferred Stock Compensation	Notes Receivable From Stockholders	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Total Comprehensive Income (Loss)

	Shares	Amount
BALANCES, January 1, 2004	53,700	$228,441	$(4)	$(87)	$—	$(116,222)	$112,128
Net income						3,110	3,110	$3,110
Unrealized (loss) on short-term investments					(1)		(1)	(1)

Comprehensive income								$3,109

Exercise of stock options	164	515					515
Collection of notes receivable from stockholders				50			50
Amortization of deferred stock compensation			4				4

BALANCES, March 31, 2004	53,864	228,956	—	(37)	(1)	(113,112)	115,806
Net income						6,111	6,111	$6,111
Unrealized (loss) on short-term investments					(178)		(178)	(178)

Comprehensive income								$5,933

Shares issued under employee stock purchase plan	464	2,135					2,135
Exercise of stock options	477	925					925
Collection of notes receivable from stockholders				37			37

BALANCES, December 31, 2004	54,805	232,016	—	—	(179)	(107,001)	124,836
Net loss						(7,378)	(7,378)	$(7,378)
Unrealized gain on short-term investments					31		31	31

Comprehensive loss								$(7,347)

Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	37,699					37,699
Options issued upon acquisition of Vidus		531					531
Exercise of stock options	50	172					172
Issuance of notes receivable to stockholder				(11)			(11)
Collection of notes receivable from stockholder				1			1
Dividends on redeemable preferred stock		(57)					(57)

BALANCES, March 31, 2005	60,309	$270,361	$—	$(10)	$(148)	$(114,379)	$155,824

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(7,378)	$3,110
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	999	300
Loss (gain) on disposal of property and equipment	33	(2)
Amortization of deferred stock compensation	—	4
Provision (reversal) for inventory reserves	25	(14)
Provision (reversal) for doubtful accounts and sales returns	201	(98)
In-process research and development	5,640	—
Change in assets and liabilities:
Accounts receivable	1,230	1,102
Inventories	(134)	(1,580)
Deferred product costs	(1,270)	372
Prepaid expenses and other	93	(647)
Accounts payable	379	(310)
Accrued and other liabilities	(391)	140
Deferred revenue and customer deposits	(499)	(83)

Net cash (used in) provided by operating activities	(1,072)	2,294

Cash flows from investing activities:
Purchase of property and equipment	(848)	(290)
Purchase of short-term investments	(35,132)	(91,628)
Proceeds from the sale of short-term investments	63,372	—
Acquisition of Vidus, net of cash acquired	(5,229)	—

Net cash provided by (used in) investing activities	22,163	(91,918)

Cash flows from financing activities:
Proceeds from sale of common stock	172	515
Proceeds from payments on notes receivable issued to stockholders	1	50

Net cash provided by financing activities	173	565

Net increase (decrease) in cash and cash equivalents	21,264	(89,059)
Cash and cash equivalents:
Beginning of period	14,494	103,669

End of period	$35,758	$14,610

Supplemental disclosure of cash flow information:
Issuance of common stock, preferred stock and options in connection with the acquisition of Vidus	$46,456	$—

Dividends on redeemable preferred stock	$57	$—

See notes to condensed consolidated financial statements.

@Road, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 1 —Summary of Significant Accounting Policies

Basis of Consolidation and Presentation

The accompanying condensed consolidated financial statements include @Road, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany accounts and transactions are eliminated upon consolidation.

The accompanying condensed consolidated financial statements were prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made herein are adequate to make the information presented not misleading.

In the opinion of management, the financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended December 31, 2004 (Commission File No. 000-31511), dated March 15, 2005 and filed with the SEC. The condensed consolidated balance sheet as of December 31, 2004 was derived from the Company’s audited consolidated financial statements.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to provisions for doubtful accounts, legal and other contingencies, income taxes, goodwill and intangible assets. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties

The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: the ability of @Road to integrate Vidus operations successfully; the ability of @Road to transition its customers from CDPD wireless networks; the ability of @Road to accelerate or continue to grow as a result of its investment initiatives; the ability of @Road and its partners to market, sell and support @Road products and services; the timing of purchasing and implementation decisions by SBC and other prospects and customers; the dependence of @Road on mobile data systems technology, wireless networks, network infrastructure and positioning systems owned and controlled by others; advances and trends in new technologies and industry standards; competitive pressures in the form of new MRM solutions or price reductions on current MRM solutions; changes in the overall demand for MRM solutions offered by the Company; market acceptance of the Company’s products and services; development of sales channels; changes in third-party manufacturers, key suppliers, certain strategic or customer relationships; litigation or claims against the Company based on intellectual property, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Motorola is the sole supplier of microcontrollers used in the Company’s products. The Company expects to rely on Motorola as the sole source for this component for the next several years.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, non-monetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses have not been significant to date and are included in Other income, net.

Stock-Based Compensation

The Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the option exercise price.

Accounting principles generally accepted in the United States require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements.

In December 2002, FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, an Amendment of SFAS No. 123 (SFAS 148). The Company did not elect to voluntarily change to the fair value based method of accounting for stock based employee compensation and record such amounts as charges to operating expense. The impact of recognizing the fair value of option grants and stock grants under the Company’s employee stock purchase plan as an expense under SFAS 148 would have substantially reduced the Company’s operating results, as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Net (loss) income as reported	$(7,378)	$3,110
Add: stock-based employee compensation expense included in reported net (loss) income, net of tax effect	—	4
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(2,578)	(2,343)

Pro forma net (loss) income	(9,956)	771
Preferred stock dividends	(57)	—

Pro forma net (loss) income attributable to common stockholders	$(10,013)	$771

Basic net (loss) income per share:
As reported	$(0.13)	$0.06

Pro forma	$(0.17)	$0.01

Diluted net (loss) income per share:
As reported	$(0.13)	$0.05

Pro forma	$(0.17)	$0.01

The weighted average fair value of options granted in the three months ended March 31, 2005 and 2004, were $3.39 and $10.21, respectively. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following weighted average assumptions were used for each respective period:

	Three Months Ended March 31,
	2005	2004
Stock Option Plans:
Risk free interest rate	3.77%	2.79%
Expected volatility	104%	106%
Expected life (in years)	5	5
Expected dividend	$0.00	$0.00

	Three Months Ended March 31,
	2005	2004
Employee Stock Purchase Plan:
Risk free interest rate	2.05%	1.02%
Expected volatility	117%	71%
Expected life (in years)	0.5	0.5
Expected dividend	$0.00	$0.00

The Company accounts for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock options granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

Revenue Recognition

The Company follows specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4 and Statement of Position 98-9, as well as Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, when it has fulfilled its obligations under any such agreement and upon a determination that collectibility is probable. However, the Company’s judgments may affect the application of its revenue recognition policy. Revenue in any given period is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause its operating results to vary significantly from quarter to quarter and could result in future operating losses.

The Company’s revenues are derived from two sources, hosted revenues and licensed revenues. Hosted revenues are derived from monthly fees for its MRM solutions and upfront or monthly fees for the hardware device enabling the mobile resource to utilize its MRM solution. Licensed revenues are derived from providing license, installation, training and post contract customer support services to end users.

Monthly fees for the Company’s MRM hosted solutions are recognized ratably over the minimum contract period, which commences (a) upon installation where customers have installed its proprietary hardware devices in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on its website where customers have elected to use its MRM solution with a location- or wireless application protocol- enabled mobile telephone. Upfront fees for the Company’s MRM hosted solution primarily consist of amounts for the Internet Location Manager, Internet Data Terminal and a ruggedized personal digital assistant. The Company defers upfront fees at installation and recognizes them ratably over the minimum contract period, generally two or three years. Renewal rates for its MRM solution are not considered priced at a bargain in comparison to the upfront fees (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). Changes to the pricing of the upfront fees for the Company’s MRM solutions in the future could result in the recognition of upfront fees over periods that extend beyond the minimum contract period.

Historically, the fees for the Company’s proprietary hardware devices have often been at or below its costs. Costs not in excess of related contractual revenue are deferred at the time of shipment and amortized ratably over the minimum contract period. Costs in excess of related contractual revenue are expensed to cost of hosted revenue at the time of shipment.

Licensed revenues associated with the fees for the license of the Company’s taskforce product and related customization and installation are generally recognized using the percentage-of-completion method of accounting over the period that services are performed. For agreements accounted for under the percentage-of-completion method, the Company determines progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, the Company has not incurred any such losses. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as customer deposits. Revenue recognized in any period is dependent on the Company’s progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue the Company recognizes in any period.

For arrangements with multiple elements, such as licenses and post-contract customer support services, the Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold separately and for post-contract customer support services is additionally measured by the renewal rate. If the Company cannot objectively determine the fair value of any undelivered element included in license arrangements, it defers revenue until all elements are delivered, all services have been performed or fair value can objectively be determined. When the fair value of a license element has not been established, the Company uses the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

The Company derives post-contract customer support fees from post-contract customer support contracts, which are generally purchased at the same time as a license for its taskforce product. Post-contract customer support includes telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. Post-contract customer support may generally be renewed on an annual basis. The Company recognizes revenue for post-contract customer support, based on vendor specific objective evidence of fair value, ratably over the term of the post-contract customer support period. It generally determines vendor specific objective evidence of post-contract customer support based on the stated fees for post-contract customer support renewal set forth in the original license agreement. If the Company is unable to establish vendor specific objective evidence of fair value, it recognizes all fees ratably over the term of the post-contract customer support, when the only undelivered element is post-contract customer support.

Comprehensive (Loss) Income

Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources.  Accumulated other comprehensive loss was composed of unrealized losses of $148,000 and $179,000 on short-term investments at March 31, 2005 and December 31, 2004, respectively.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of core developed technology, order backlog, customer relationships, trademarks and trade names, and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives of ten years for core developed technology, three years for order backlog and ten years for customer relationships. Trademarks and trade names have indefinite lives and as such are not amortized but are tested at least annually for impairment.  The fair value assigned to in-process research and development and other identifiable intangible assets was estimated by discounting to present value the cash flows attributable to the technology once it had reached technological feasibility.  The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, under which goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

Long-lived assets and goodwill

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow that the asset is expected to generate. If an asset is considered to be impaired, the amount of impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company assesses the recoverability of long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company plans to conduct its initial annual impairment test in August 2005 and annually thereafter. There were no events or circumstances from the close of the acquisition through March 31, 2005 that would require an interim assessment.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payments (SFAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

There are a number of other requirements under the new standard that will result in differing accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan.

The Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption alternatives. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. This method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. In April 2005, the SEC announced the adoption of a new rule that amends the effective date of SFAS 123R. The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006.

Upon adoption, this statement will have a significant impact on the Company’s consolidated statement of operations as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plans rather than disclose the impact on its consolidated net (loss) income attributable to common stockholders within its footnotes, as is its current practice.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as the costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after July 1, 2005. The Company is currently evaluating the effect that the adoption of SFAS 151 will have on its consolidated statement of operations and financial condition, and the Company does not expect it to have a material impact.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary

Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The effective date of this standard is for fiscal periods beginning after June 15, 2005. The Company is currently evaluating the effect that the adoption of SFAS 153 will have on its consolidated statement of operations and financial condition, and the Company does not expect it to have a material impact.

Note 2 — Basic and Diluted Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are included in diluted net (loss) income per share (using the treasury stock method) to the extent such shares are dilutive. Potentially dilutive shares that are anti-dilutive, as calculated based on the weighted average closing price of the Company’s common stock for the period, are excluded from the calculation of diluted net (loss) income per share. Common share equivalents are excluded from the computation in loss periods, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amount):

	Three Months Ended March 31,
	2005	2004
Net (loss) income attributable to common stockholders (numerator)	$(7,435)	$3,110
Shares (denominator):
Basic
Weighted average common shares outstanding	57,385	53,795
Weighted average common shares outstanding subject to repurchase	—	(24)

Shares used in computation	57,385	53,771
Diluted
Dilution impact from option equivalent shares	—	4,317
Dilution impact from employee stock purchase plan	—	186
Add back weighted average common shares subject to repurchase	—	24

Shares used in computation	57,385	58,298

Net (loss) income per share
Basic	$(0.13)	$0.06
Diluted	$(0.13)	$0.05

Employee stock options to purchase approximately 9.4 million shares with a weighted average exercise price of $5.06 and approximately 386,000 shares with a weighted average exercise price of $13.44 for the three months ended March 31, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 3 — Acquisition of Vidus

On February 18, 2005, the Company completed the acquisition of Vidus Limited (“Vidus”) in a transaction accounted for as a business combination using the purchase method. As consideration for the acquisition, the Company issued approximately 5.5 million shares of its common stock valued at $38.2 million and newly created redeemable preferred stock (“preferred stock”) in face amount of approximately $7.7 million and extinguished for cash existing debt of approximately $5.5 million in exchange for all of the outstanding shares of Vidus capital stock, and the Company issued approximately 146,000 vested options with a fair value of $531,000. Under the terms of the grants, each option has been classified as a non-qualified stock option, is fully vested, has an exercise price ranging from $0.67 to $2.00 per share and has a one-year term. The Company incurred estimated acquisition related costs of $2.5 million, of which $478,000 was allocated to the issuance of common stock. The purchase price of approximately $54.5 million was preliminarily allocated among the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The total estimated consideration is subject to an adjustment in approximately one year if the average closing price of the Company’s common stock for any ten consecutive trading days during such period does not meet at least an average market price per share of $7.00. The fair value of the Company’s common stock was derived from this guaranteed market price per share of $7.00.  The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 96%, expected life of one year and a risk-free interest rate of 3.09%.

The Vidus acquisition was accounted for under SFAS No. 141, Business Combinations (SFAS 141) and certain specified provisions of SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142).  The results of operations of Vidus were included in the Company’s Condensed Consolidated Statement of Operations from February 19, 2005.

The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$1,514
Accounts receivable	1,298
Prepaid expenses and other	412
Property and equipment	1,022
Notes receivable from stockholder	11

Total tangible assets acquired	4,257

Accounts payable	(540)
Accrued liabilities	(2,148)
Deferred revenue	(4,270)

Total tangible liabilities assumed	(6,958)

Net tangible liabilities assumed	$(2,701)

Under the purchase method of accounting, the Company allocated the total purchase price to the acquired net tangible and intangible assets based upon their estimated fair market value as of the date of acquisition, February 18, 2005. The intangible assets recognized, apart from goodwill, represented contractual or other legal rights of Vidus and those intangible assets of Vidus that could be clearly identified. These intangible assets were identified and valued through interviews and analysis of data provided by Vidus concerning development projects, their stage of development, the time and resources needed to complete them and, if applicable, their expected income generating ability. There were no other contractual or other legal rights of Vidus clearly identifiable by management, other than those identified below. The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was as follows (in thousands):

Fair value of net tangible liabilities assumed	$(2,701)
Intangible assets acquired:
Core developed technology	18,410
Order backlog	5,500
Customer relationships	3,660
Trademarks and trade names	5,520

33,090

In-process research and development	5,640
Costs allocated to common stock issued	478
Deferred tax liability	(4,901)
Goodwill	22,867

Purchase price	$54,473

Core developed technology. Core developed technology of approximately $18.4 million relates to the Vidus taskforce technology. At the date of acquisition, the developed technology was complete and had reached technological feasibility. Any costs to be incurred in the future will relate to the ongoing maintenance of the developed technology and will be expensed as incurred. To estimate the fair value of the developed technology, an income approach was used with a discount rate of 35%, which included an analysis of future cash flows and the risks associated with achieving such cash flows. The developed technology is being amortized over its estimated useful life of ten years.

Order backlog and Customer relationships. The Order backlog of approximately $5.5 million and the Customer relationships of approximately $3.7 million represented the fair value of the post-contract customer support obligations and existing customer relationships. To estimate the fair value of the Order backlog and the Customer relationships, an income approach was used with a discount rate of 30%. The order backlog and Customer relationships are amortized over their estimated useful lives of three years for Order backlog and ten years for Customer relationships.

Trademarks and trade names. Vidus and its product name, taskforce, have strong name recognition in European field service management, telecommunications, cable, and utilities markets. To estimate the fair value of the trademarks and trade names, an income approach was used with a discount rate of 40%. The Company expects to continue to produce and market the taskforce line of product and utilize the Vidus trade name in Europe. Therefore, an analysis of various economic factors indicated there was no limit to the period of time the trademark and trade names would contribute to future cash flows. Because cash flow is expected to continue indefinitely, the trademark and trade names are not being amortized, but tested for impairment annually and whenever events indicate that an impairment may have occurred.

In-process research and development. Development projects that had reached technological feasibility were classified as developed technology, and the value assigned to developed technology was capitalized. Expensed in-process research and development of approximately $5.6 million reflected research projects that had not reached technological feasibility or had no alternative future use at the time of the acquisition. In order to achieve technological feasibility, the Company estimated the hours required to complete the projects to cost approximately $6.6 million. The Company estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows attributable to the technology once it had reached technological feasibility using a discount rate of 40%. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 80% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in fiscal 2005.

Goodwill. Goodwill of approximately $22.9 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition allows the Company to integrate its technology with Vidus’ technology for dynamic scheduling, dispatching, routing and appointment booking of mobile workers, cross-sell the companies’ solutions and further develop the combined technologies to provide customers seamlessly integrated services. The acquisition also creates the ability to expand the Company’s business to Europe and other international markets. These opportunities, along with the ability to hire the Vidus workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, the Company is not amortizing goodwill. The Company will carry the goodwill at cost and test it for impairment annually and whenever events indicate that an impairment may have occurred.  All the goodwill and intangible assets was allocated to its licensed reporting segment.  The goodwill is not deductible for tax purposes as the Company allocated all amounts deductible for tax purposes to the intangible assets.

The results of operations of Vidus are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired Vidus at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net loss and net loss per share would have been as follows (in thousands, except per share amount):

	Three Months Ended March 31,
	2005	2004
Revenue	$20,685	$19,828
Net loss	(10,063)	(88)
Net loss attributable to common stockholders	(10,189)	(214)
Net loss per share (basic and diluted)	(0.17)	(0.00)
Shares used in computing net loss per share (basic and diluted)	60,294	59,225

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of Vidus had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date. These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of Vidus or the costs of achieving these cost savings, operating synergies, and revenue enhancements.  The in-process research and development charge of approximately $5.6 million is included in the net loss attributable to common stockholders for the three months ended March 31, 2005 and excluded for the three months ended March 31, 2004.

Note 4 —Goodwill and Purchased Intangible Assets

The changes in the carrying amount of goodwill in relation to the Company’s licensed segment for the three months ended March 31, 2005 were as follows (in thousands):

Acquisition of Vidus	$22,867

Balance as of March 31, 2005	$22,867

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

Intangible assets were as follows (in thousands):

	As of March 31, 2005			As of December 31, 2004
	Carrying Amount	Accumulated Depreciation	Net	Carrying Amount	Accumulated Depreciation	Net
Amortized intangible assets:
Core developed technology	$23,462	$(5,260)	$18,202	$5,052	$(5,052)	$—
Order backlog	5,500	(207)	5,293	—	—	—
Customer relationships	3,660	(42)	3,618	—	—	—

Total	32,622	(5,509)	27,113	5,052	(5,052)	—

Unamortized intangible assets:
Trademarks and trade names	5,520	—	5,520	—	—	—

Total intangible assets	$38,142	$(5,509)	$32,633	$5,052	$(5,052)	$—

For the three months ended March 31, 2005 and 2004, amortization of intangible assets was $457,000 and $10,000, respectively. The estimated future amortization expense of purchased intangible assets as of March 31, 2005 is as follows (in thousands):

Remainder of 2005	$3,030
2006	4,040
2007	4,041
2008	2,458
2009	2,207
Thereafter	11,337

Total	$27,113

Note 5 — Short-Term Investments

Short-term investments included the following available-for-sale securities at March 31, 2005 and December 31, 2004 (in thousands):

	March 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$52,362	$1	$(111)	$52,252
Corporate debt securities	12,323	—	(30)	12,293
Municipal debt securities	9,380	—	(8)	9,372
Commercial paper	1,096	—	—	1,096

Total	$75,161	$1	$(149)	$75,013

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value

U.S. Government debt securities	$51,782	$—	$(124)	$51,658
Municipal debt securities	31,354	2	(4)	31,352
Corporate debt securities	20,265	—	(53)	20,212

Total	$103,401	$2	$(181)	$103,222

Note 6 — Balance Sheet Components

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consisted of (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$1,126	$1,025
Work in process	1,176	746
Finished goods	1,400	1,822

Total	$3,702	$3,593

Property and equipment consist of (in thousands):

	March 31, 2005	December 31, 2004
Computers and software	$14,235	$13,196
Manufacturing and office equipment	565	352
Furniture and fixtures	517	494
Leasehold improvements	610	307

Total	$15,927	$14,349
Accumulated depreciation and amortization	(10,964)	(10,681)

Property and equipment, net	$4,963	$3,668

Accrued liabilities consist of (in thousands):

	March 31, 2005	December 31, 2004
Accrued operating expenses	$4,555	$2,278
Accrued compensation and related benefits	3,259	2,855
Accrued installation charges	635	396

Total	$8,449	$5,529

Note 7 — Redeemable Preferred Stock

On February 18, 2005, the Board of Directors of the Company authorized the creation of four series of preferred stock and designated approximately 44,000, 44,000, 5,000, and 5,000 shares as Series A-1, A-2, B-1, and B-2 preferred stock, respectively, of which approximately 24,000, 44,000, 5,000, and 5,000 shares of Series A-1, A-2, B-1, and B-2 preferred stock, respectively, were issued and outstanding as of March 31, 2005.

Dividends

The holders of the Series A-1, A-2, B-1, and B-2 preferred stock are entitled to receive dividends at the rate of $6.50 per share annually.  The dividends are accrued from day to day, whether or not earned or declared, starting on February 18, 2005. The dividends are payable when and if declared by the Board of Directors. Any accumulation of unpaid dividends on the preferred stock does not bear interest.

Redemption

The holders of the Series A-1 and B-1 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2006 and the holders of the Series A-2 and B-2 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2007.

Each share of Series A-1 and A-2 preferred stock is redeemable for an amount equal to (i) $100 plus (ii) all declared or accumulated but unpaid dividends. Each share of Series B-1 and B-2 preferred stock is redeemable for an amount equal to (i) $100, plus (ii) all declared or accumulated but unpaid dividends, plus (iii) additional consideration if the Company’s common stock’s average closing sales price per share is not at least $7.00 for any 10 consecutive trading day period during the first year following the acquisition.

On or after February 18, 2009, the Company may redeem all or any portion of the Series A-1, A-2, B-1, and B-2 preferred stock.

Liquidation

Series A-1, A-2, B-1, and B-2 preferred stockholders are entitled to receive, upon liquidation, an amount equal to their respective redemption price. The holders of the Series A-1, A-2, B-1, and B-2 preferred stock rank on a pari passu basis as to the receipt of such distributions and in preference to the holders of common stock.

Voting

Each outstanding share of preferred stock is entitled to eleven (11) votes on all matters, voting with the shares of common stock as a class.

The following table illustrates the activity for each series of preferred stock through March 31, 2005 (in thousands):

	Series A-1	Series A-2	Series B-1	Series B-2	Total
Issued	$2,352	$4,424	$486	$486	$7,748
Amounts accrued for dividends for the three months ending March 31, 2005	17	32	4	4	57

Balance, March 31, 2005	$2,369	$4,456	$490	$490	$7,805

Note 8 — Segment Reporting

Reporting segments are based upon the Company’s internal organization structure, the manner in which the operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.

The Company reports the results of its operations in two segments: Hosted and Licensed. The operating segments are managed separately because each offers different products and serves different markets. The Hosted segment provides MRM solutions that provide location, reporting, dispatch, messaging, and other management services and are designed to be easy to implement and use. Customers using the Hosted MRM solutions can manage their mobile workers in several ways, including by logging onto the Company’s website, receiving their data directly into their existing software applications, using any telephone to access the Company’s speech-to-text voice portal or requesting information from its data centers using application programming interfaces. Licensed segment provides the Company’s taskforce product offering, an intelligent field service automation solution, to customers.  taskforce enables a predictable and reliable customer experience from commitment to service fulfillment; synchronizing the call center and field service operations.

Hosted revenues are derived from monthly fees for the Company’s MRM solution and monthly or upfront fees for the hardware device enabling the mobile resource to utilize the MRM solution. Licensed revenues are derived from license fees, installation fees and training and post contract customer support services to end users.

The profitability measure employed by the Company and its chief operating decision-maker for making decisions about allocating resources to segments and assessing segment performance is segment gross margin.

Information about operations by segment is as follows (in thousands):

	Three Months Ended
	March 31, 2005
	Hosted	Licensed	Consolidated

Net revenue from external customers	$19,490	$502	$19,992

Cost of revenue	9,524	700	10,224
Intangibles amortization	—	457	457

Total cost of revenue	9,524	1,157	10,681

Gross margin	$9,966	$(655)	$9,311

Gross margin percentage	51%	(130)%

	Three Months Ended
	March 31, 2004
	Hosted	Licensed	Consolidated

Net revenue from external customers	$17,892	$—	$17,892

Cost of revenue	8,368	—	8,368
Intangibles amortization	10	—	10

Total cost of revenue	8,378	—	8,378

Gross margin	$9,514	$—	$9,514

Gross margin percentage	53%	—%

Revenues are attributed to countries based on the location of the customer.  The distribution of revenue by geographic area was summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Revenue from Unaffiliated Customers:
United States and Canada	$19,490	$17,892
Europe	502	—

	$19,992	$17,892

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned.   The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	March 31,	December 31,
	2005	2004
Long-Lived Assets, Net:
United States	$10,620	$10,039
Europe	56,552	—
Asia	211	256

	$67,383	$10,295

Note 9 — Commitments and Contingencies

Lease Commitments

The following table represents the future minimum lease payments under non-cancelable operating leases as of March 31, 2005 (in thousands):

Remainder of 2005	$1,253
2006	1,317
2007	1,295
2008	1,243
2009	1,110
Thereafter	476

Total minimum lease payments	$6,694

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was approximately $667,000 and $407,000 for the three months ended March 31, 2005 and 2004, respectively.

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

The Company is in discussions with AT&T Wireless to minimize any disruption to the delivery of its services to @Road customers. The Company has notified customers comprising substantially all of the subscribers whose service would be affected by the proposed termination of the AT&T Wireless CDPD network. At March 31, 2005, less than 20% of the Company’s total subscribers utilize the AT&T Wireless CDPD network. The majority of those subscribers have yet to complete their negotiations with @Road for migration to an alternate network.

In its Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its CDPD network at the end of 2005. The Company is in discussions with Verizon Wireless to minimize any disruption to the delivery of its services to @Road customers. The Company has notified customers comprising substantially all of the subscribers whose service would be affected by the proposed termination of the Verizon Wireless CDPD network. At March 31, 2005, approximately 20% of the Company’s total subscribers utilize the Verizon Wireless CDPD network.

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

Legal Proceedings

From time to time, the Company is subject to claims in legal proceedings arising in the normal of business. Based on its evaluation of these matters, the Company believes that these matters will not have a material effect on the results of operations or financial position of the Company.

Other Contingencies

The Company from time to time enters into certain types of agreements that contingently require it to indemnify parties against third party claims. These agreements primarily relate to: (i) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) certain agreements under which the Company indemnifies customers and alliances for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

The terms of such obligations vary. Because the amounts of the obligation in these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of March 31, 2005.

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

The Company also provides its European customers European Union statutory warranties of 90 days. If the warranty is invoked, the Company would have to fix any errors in the software rather than refund any fees under the arrangement. As of March 31, 2005, this warranty has not been invoked by any of the Company’s customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, general economic and political conditions; our future losses, operating results and profitability; limited operating history; the impact of the termination, if any, of CDPD wireless networks; our ability to adapt to rapid technological change; competition; and our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others. Further information regarding these and other risks is included in this Form 10-Q, in our annual report on Form 10-K for the year ended December 31, 2004 (Commission File No. 000-31511), dated March 15, 2005, and in our other filings with the SEC. You should read the following description of our financial condition and results of operations in conjunction with our financial statements and notes thereto included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2004 and in our other filings with the SEC.

Overview

@Road, Inc. is a global provider of solutions that intelligently automate the management of mobile resources to help optimize the service delivery process for customers across a variety of industries. Through mobile resource management (“MRM”) infrastructure integrating wireless communications, location-based technologies, software applications, transaction processing and the Internet, our solutions are designed to increase productivity by way of continuous synchronization of field service delivery resources. Our solutions are designed to provide a secure, scalable and upgradeable platform.

Our solutions are designed to help customers improve their productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. In addition, our solutions are designed to enable customers to increase the utility of their mobile resources and decrease their costs of operations by facilitating business processes, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field.

Our MRM solutions also provide location, reporting, dispatch, messaging, and other management services and are designed to be easy to implement and use. Our customers can manage their mobile workers in several ways, including by logging onto our website, receiving data directly into their existing software applications, using any telephone to access our speech-to-text voice portal or requesting information from our data centers using application programming interfaces.

Our taskforce product offering is an intelligent field service automation software solution.  This solution is designed to enable a predictable and reliable customer experience from commitment to service fulfillment; and to synchronize the call center and field service operations.

From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our MRM solutions, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenue prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information solutions to companies managing mobile resources. In the second half of 1998, we introduced the first version of a MRM solution that is now called GeoManager, which is a solution that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet along with integrated transaction processing and software applications, to enable companies to efficiently manage their mobile resources. Subsequent to the introduction of GeoManager, we have introduced a number of new MRM solutions, such as:

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

In addition, we have developed and packaged a specified set of MRM solutions for three of our target vertical markets. These application suites are designed to provide industry appropriate solutions. We currently offer the following solution suites:

•                  The @Road Telco, Cable and Utilities Suite

•                  The @Road Transportation and Distribution Suite

•                  The @Road Facilities Management Suite

Our MRM solutions provide current and historical data relating to a customer’s mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views themselves to help achieve compliance with their internal business rules. Customers can choose to submit queries through our applications to create reports and views on demand or they can have reports delivered on a pre-scheduled basis. Customers can also download reports to manipulate and store data as desired. Mobile resource data is typically stored by us for 30 to 45 days, but is stored for longer periods for customers that purchase our extended data storage service.

We commence implementation of our MRM solutions with the deployment of a hardware device to each of the customer’s mobile resources. We call each mobile resource with such a hardware device a ‘‘subscriber.’’ Our services operate with two hardware device types:

•                  A mobile worker can use our proprietary hardware device that integrates a GPS receiver and a wireless modem and which includes embedded operating and diagnostic software. This hardware device is called an Internet Location Manager (‘‘iLM’’). We offer several different models of iLM devices. An iLM is installed in a mobile worker’s vehicle. Installation is typically completed in less than one hour and is performed by our subcontracted installation agents.

•                  A mobile worker can use certain location- or wireless application protocol-enabled mobile telephones offered by several wireless carriers. Customers download our software into these mobile telephones as part of implementing our solutions.

These hardware device types send and receive a variety of information from time to time and on demand. Such data include location, velocity, time and operational diagnostics. These data are transmitted to our data centers using wireless networks and the Internet. If a wireless connection to a hardware device is not available, then the hardware device will store up to five days of captured data and seek to transmit the data when a wireless connection is available.

Since 1998, we have derived substantially all of our revenues from the sale of our MRM solutions. Our customers generally contract to receive our MRM solutions for terms of one, two or three years and can purchase enhanced service features for additional fees. Upon the completion of the initial term of a customer’s contract, the customer’s service continues on a month-to-month basis.  Our hosted revenue is comprised of monthly fees for our MRM solution and upfront or monthly fees for the hardware device enabling the mobile resource to utilize our MRM solution. As more customers use our MRM solutions, the impact on our hosted revenue is compounded. Our licensed revenue is comprised of license, installation and related post contract customer support fees of our taskforce field service automation software solution.

To date, we do not sell our MRM solutions outside the United States and Canada; however, we intend to expand our MRM solutions to additional countries in the future and currently sell our taskforce field service automation in the United States and Europe. Verizon Communications represented 15% and 17% of our revenues for the three months ended March 31, 2005 and 2004, respectively.

Since inception we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We incurred a loss this quarter and incurred losses in each quarter from inception through the quarter ending June 30, 2003, and may incur net losses in the future. At March 31, 2005, we had an accumulated deficit of $114.4 million. Our limited operating history makes it difficult to forecast future operating results. We may not regain or sustain profitability on a quarterly or annual basis.

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

We are in discussions with AT&T Wireless to minimize any disruption to the delivery of our services to our customers. We have notified those subscribers whose service would be affected by the proposed termination of the AT&T Wireless CDPD network. At March 31, 2005, less than 20% of our total subscribers utilize the AT&T Wireless CDPD network. The majority of those subscribers have yet to complete their negotiations with us for migration to an alternate network.

In its Report on Form 10-K filed with the SEC on March 27, 2003, Verizon Wireless disclosed that it expects to cease operating its CDPD network at the end of 2005. We are in discussions with Verizon Wireless to minimize any disruption to the delivery of our services to our customers. We have notified those subscribers whose service would be affected by the proposed termination of the Verizon Wireless CDPD network. At March 31, 2005, approximately 20% of our total subscribers utilize the Verizon Wireless CDPD network.

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

Critical accounting policies

Financial Reporting Release No. 60, which was released by the SEC in January 2002, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2004 filed on Form 10-K, is a summary of the significant accounting policies and methods we use. The following is a discussion of the more significant of these policies and methods.

Revenue recognition

We follow specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4 and Statement of Position 98-9, as well as Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue when the price is fixed and determinable, upon persuasive evidence of an agreement, when we have fulfilled our obligations under any such agreement and upon a determination that collectibility is probable. However, our judgments may affect the application of our revenue recognition policy. Revenue in any given period is difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses.

Our revenues are derived from two sources, hosted revenues and licensed revenues. Hosted revenues are derived from monthly fees for our MRM solutions and upfront or monthly fees for the hardware device enabling the mobile resource to utilize our MRM solution. Licensed revenues are derived from license fees, installation fees and training and post contract customer support services to end users.

Monthly fees for our MRM hosted solutions are recognized ratably over the minimum contract period, which commences (a) upon installation where customers have installed our proprietary hardware devices in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our MRM solution with a location- or wireless application protocol- enabled mobile telephone. Upfront fees for our MRM hosted solution primarily consist of amounts for the Internet Location Manager, Internet Data Terminal and a ruggedized personal digital assistant. We defer upfront fees at installation and recognize them ratably over the minimum contract period, generally two or three years. Renewal rates for our MRM solution are not considered priced at a bargain in comparison to the upfront fees (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). Changes to the pricing of the upfront and monthly fees for our MRM solutions in the future could result in the recognition of upfront fees over periods that extend beyond the minimum contract period.

Historically, the fees for our proprietary hardware devices have often been at or below our costs. Costs not in excess of related contractual revenue are deferred at the time of shipment and amortized ratably over the minimum contract period. Costs in excess of related contractual revenue are expensed to cost of hosted revenue at the time of shipment.

Licensed revenues associated with the fees for the license of our taskforce product and related customization and installation are generally recognized using the percentage-of-completion method of accounting over the period that services are performed. For agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not incurred any such losses. Costs incurred in advance of billings are recorded as costs in excess of related billings on uncompleted contracts. If the amount of revenue recognized exceeds the amounts billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as customer deposits. Revenue recognized in any period is dependent on our progress toward completion of projects in progress. Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period.

For arrangements with multiple elements, such as licenses and post-contract customer support services, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold separately and for post-contract customer support services is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until all elements are delivered, all services have been performed, or when only post-contract customer support services remain to be delivered, or fair value can objectively be determined. When the fair value of a license element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

We derive post-contract customer support fees from post-contract customer support contracts, which are generally purchased at the same time as a license for our taskforce product. Post-contract customer support includes telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. Post-contract customer support may generally be renewed on an annual basis. We recognize revenue for post-contract customer support, based on vendor specific objective evidence of fair value, ratably over the term of the post-contract customer support period. We generally determine vendor specific objective evidence of post-contract customer support based on the stated fees for post-contract customer support renewal set forth in the original license agreement. If we are unable to establish vendor specific objective evidence of fair value, we recognize all fees ratably over the term of the post-contract customer support, when the only undelivered element is post-contract customer support.

Business Combinations

In accordance with the provisions of SFAS 141, the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

At March 31, 2005 our goodwill totaled $22.9 million and our identifiable intangible assets totaled $32.6 million. In accordance with the provisions of SFAS 142, we assess the impairment of goodwill and identifiable intangible assets of our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results.  We plan to conduct our initial annual impairment test in August 2005 and annually thereafter. There were no events or circumstances from the close of the acquisition through March 31, 2005 that would require an interim assessment.

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

Income taxes

We have substantial deferred tax assets that relate to prior period losses, primarily in the United States and United Kingdom. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In most cases, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have recorded valuation reserves to reduce the net asset values to zero.

If we generate taxable income and our assumptions regarding the generation of future taxable income change, we may be able to reverse the valuation allowances in future periods.  At March 31, 2005, we had approximately $43.1 million of valuation allowances related to our net deferred tax assets domestically and approximately $3.3 million foreign valuation allowances related to our net deferred tax assets.

RESULTS OF OPERATIONS

The three months ended March 31, 2005 and 2004.

	Three Months Ended March 31,
	2005	2004
Hosted revenue	$19,490	$17,892

Cost of hosted revenue (excluding intangibles amortization included below)	9,524	8,368
Intangibles amortization	—	10

Total cost of hosted revenue	9,524	8,378

Hosted gross margin	$9,966	$9,514

Hosted gross margin percentage	51%	53%

Hosted revenue

Hosted revenue increased 9% for the three months ended March 31, 2005 from the same period in 2004 as a direct result of the growth in customers using our services. In addition to customer growth, our hosted revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted, the pricing associated with the size and term of customer contracts, and purchases of our hardware.  Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for hosted solutions is tempered. This is also because revenues from new pricing are layered on top of revenues from existing customers.

As new customers purchase our hardware or as existing customers choose to purchase new hardware, the amount of deferred revenue recognized ratably over the minimum contract period increases.  This effect is tempered by customers purchasing solutions that are deployed through the use of a location- or wireless application protocol-enabled mobile telephone installed with our software application because we do not sell these devices and, therefore, do not recognize any revenues for such device sales.  A similar tempering effect may occur upon completion of the initial term of a customer’s contract because recognition of deferred revenue is complete and those customers may then renew their agreements for future services without the purchase of new hardware.

Average monthly hosted revenue per subscription was approximately $48.56 for the three months ended March 31, 2005, up from $47.00 for the same period in 2004. The increase of $1.56 primarily resulted from the price changes associated with the types of services and size and term of contracts for new customers as those revenues were layered on top of the revenues from existing customers.

Underlying price changes is a trend related to the variety of wireless protocols we now offer customers, including General Packet Radio Services, Code Division Multiple Access 1XRTT and the Integrated Digital Enhanced Network. We describe those arrangements in which customers contract directly with wireless carriers for the wireless airtime component of our solution as “unbundled”. Conversely, we describe arrangements in which we contract directly with customers for the wireless airtime portion as “bundled”. The nature of our relationship with the wireless carriers dictates whether we will be entering into a bundled or unbundled arrangement with the customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific customer area of operation. Additionally, we are generally indifferent as to whether a bundled or unbundled arrangement results with a new customer because we have priced our solutions such that a similar contribution to gross profits results from either arrangement. We have observed an increase in the proportion of new subscribers being added on an unbundled basis. We expect that this trend will continue through the next 12 to 18 months.

Cost of hosted revenue (excluding intangibles amortization)

Cost of hosted revenue consists of the amortization of the deferred cost of the iLM and related parts; costs associated with the final assembly, testing, provisioning, delivery and installation of hardware, and other costs such as provisions for inventory and repair costs; and expenses related to the delivery and support of our MRM solutions. Cost of hosted revenue increased to $9.5 million from $8.4 million for the three months ended March 31, 2005 and 2004, respectively. The increase was attributed to increases in employee-related expenses of $453,000, other product costs of $268,000, facilities and communication expenses of $228,000 and equipment and depreciation expenses of $189,000. Cost of hosted revenue headcount increased to 177 at March 31, 2005 from 136 at March 31, 2004, respectively. We expect cost of hosted revenue along with its related headcount increases to be moderate during the next 12 months.

Intangibles Amortization

Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com, Inc. in September 2002. The costs were amortized over their estimated useful lives of three and two years, respectively. As of March 31, 2005 these intangibles were fully amortized.

Hosted gross margin

Hosted gross margins decreased to 51% from 53% during the three months ended March 31, 2005 and 2004, as a result of higher employee-related expenses.

	Three Months Ended
	March 31,
	2005	2004
Licensed revenue	$502	$—

Cost of licensed revenue (excluding intangibles amortization included below)	700	—
Intangibles amortization	457	—

Total cost of licensed revenue	1,157	—

License gross deficit	$(655)	$—

License gross deficit percentage	(130)%	—%

Licensed revenue

For the three months ended March 31, 2005, licensed revenue was primarily attributable to post-contract customer support arrangements related to existing contracts acquired in the acquisition of Vidus.

Cost of licensed revenue (excluding intangibles amortization)

For the three months ended March 31, 2005, cost of licensed revenue primarily consisted of employee related expenses in support of our ongoing post-contract customer support commitments.

Intangibles amortization

Intangibles amortization of approximately $457,000 during the three months ended March 31, 2005 relates to the Vidus acquisition. The costs are being amortized over their estimated useful lives of three to ten years.

Licensed gross deficit

Licensed gross deficit resulted from cost of licensed revenue being in excess of licensed revenue.

In-process research and development

In-process research and development consists of research projects that had not reached technological feasibility and had no alternative future use at the time of the acquisition of Vidus.

Sales and marketing expenses

Sales and marketing expenses consist of employee salaries, sales commissions, marketing and promotional expenses. Sales and marketing expenses increased to $4.6 million from $3.1 million for the three months ended March 31, 2005 and 2004. The increase was attributable to increases in employee-related expenses of $901,000, facilities and communication expenses of $179,000, promotional expenses of $144,000, consultant expenses of $109,000, and sales commission expenses of $83,000. The increase in employee compensation expense was associated with an increase in the average headcount. Sales and marketing headcount increased to 125 at March 31, 2005 from 93 at March 31, 2004. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and development expenses

Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses increased to $2.6 million from $1.4 million for the three months ended March 31, 2005 and 2004, respectively. The change was primarily the result of increases in employee-related expenses of $768,000 and an increase in consultant fees of $122,000. Research and development headcount increased to 131 at March 31, 2005 from 54 at March 31, 2004. We expect that research and development expenses will increase in future periods as we develop and introduce new products and services.

General and administrative expenses

General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses increased to $4.4 million from $2.2 million for the three months ended March 31, 2005 and 2004, respectively. The change was primarily the results of increases in employee-related expenses of $605,000, increases in consulting fees and temporary employee-related expenses of $487,000 and in accounting and audit fees of $458,000 which were mostly due to our Sarbanes-Oxley compliance effort, an increase in equipment and depreciation expenses of $223,000, and an increase in facilities and communication expenses of $105,000. General and administrative headcount increased to 80 at March 31, 2005 from 53 at March 31, 2004. We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses.

Stock compensation expense

Deferred stock compensation related to stock option grants to employees and consultants was fully amortized at March 31, 2005. Deferred stock compensation was amortized on an accelerated basis over the vesting period of individual awards.

Interest income, net

Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments. Interest expense for the three months ended March 31, 2005 related to the short-term financing of insurance costs. Interest income net of interest expense increased to $618,000 from $254,000 in the three months ended March 31, 2005 and 2004, respectively. The increases are the result of larger invested balances and higher rates of return during the 2005 periods.

Other income, net

During the three-month periods ended March 31, 2005 and 2004, other expense consisted primarily of net foreign currency translation gains related to our subsidiaries in India and the United Kingdom.

Net (loss) income

We experienced a net loss of $7.4 million for the three months ended March 31, 2005 from net income of $3.1 million for the three months ended March 31, 2004. Our operating costs increased to $28.0 million from $15.0 million for the three months ended March 31, 2005 and 2004, respectively. The impact of these increases in expenses was accompanied by increases in revenues to $20.0 million from $17.9 million for the three months ended March 31, 2005 and 2004, respectively.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we held $35.8 million of cash and cash equivalents and $75.0 million of short-term investments. Working capital totaled $109.0 million at March 31, 2005.

Net cash (used in) provided by operating activities was $(1.1) million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively. The $3.4 million decrease in the net cash provided by operating activities reflects an increase in net loss of $10.5 million, which is offset by an increase of $6.7 million in non-cash charges.  Non-cash charges to earnings included the in-process research and development, depreciation and amortization, provision for doubtful accounts and sales returns, and provision for inventory valuation. At March 31, 2005, approximately $1.4 million of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of March 31, 2005 for any such amounts that may ultimately become uncollectible.

Net cash provided by investing activities during the three months ended March 31, 2005 was $22.2 million, which was comprised of $63.4 million proceeds from sale of short-term investments, offset by $35.1 million used to purchase short-term investments, $5.2 million used for the acquisition of Vidus, net of cash acquired, and the purchase of $848,000 of property and equipment.

Net cash provided by financing activities decreased to $173,000 from $565,000 for the three months ended March 31, 2005 and 2004, respectively, due to a decrease in stock option exercises.

We believe that existing cash, cash equivalents and investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, if we are not successful in generating sufficient cash flows from operations or in raising additional capital when required in sufficient amounts and on terms acceptable to us, our business could suffer.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of all payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows.  The following table represents our fixed contractual obligations and commitments as of March 31, 2005 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$6,694	$1,582	$2,607	$2,314	$191
Inventory purchase commitments	12,586	12,586	—	—	—
Other purchase obligations	1,395	1,395	—	—	—

	$20,675	$15,563	$2,607	$2,314	$191

Other long-term liabilities in our consolidated balance sheet as of March 31, 2005 include a deferred rent liability of $230,000. The payments related to this amount are included in operating lease commitments above.

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

On February 18, 2005, we acquired Vidus Limited (“Vidus”). The combined company may not realize expected benefits because of integration and other challenges.

If the combined company fails to meet the challenges involved in integrating their operations and products successfully or otherwise fails to realize any of the anticipated benefits of the acquisition, then the results of operations of the combined company could be seriously harmed. Realizing the benefits of the acquisition, if any, will depend in part on the successful integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that could significantly disrupt the business of the combined company, and planning and predicting future growth rates, if any, and operating results will be more difficult for the combined company.

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

We have incurred or expect to incur significant costs associated with the acquisition of Vidus.

In connection with the acquisition of Vidus, we incurred estimated acquisition related costs of $2.5 million. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition and the integration of the two companies.

Under the purchase method of accounting, we allocated the total estimated purchase price of $54.5 million to Vidus’ tangible assets, purchased technology and other intangible assets and liabilities assumed of Vidus based on their fair values as of the date of completion of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill.  We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill becomes impaired, we may be required to incur material charges relating to the impairment of that asset. Any potential impairment charge could have a material impact on our results of operations and could have a material adverse effect on the market value of our common stock.

If, pursuant to its announcements, AT&T Wireless ceases to operate its Cellular Digital Packet Data network in June 2005, we may be unable to migrate some of our customers to an alternate wireless network and our financial results could be adversely affected.

Beginning March 31, 2003, AT&T Wireless discontinued new sales of its CDPD service. AT&T Wireless has also indicated that it expects to cease operating its CDPD network by June 30, 2005.  As of March 31, 2005, less than 20% our total subscribers utilize the AT&T Wireless CDPD network (“AT&T Subscribers”). We are working with the AT&T Subscribers to migrate them to an alternate wireless protocol. If the AT&T Wireless CDPD network is terminated, the AT&T Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, the AT&T Subscribers would be unable to utilize our services. While we believe that we have the capability to transition all of the AT&T Subscribers to another protocol if all of the AT&T Subscribers choose to transition to another protocol, there can be no assurance that we will be able to migrate all such subscribers by June 30, 2005. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results. If a large percentage of the AT&T Subscribers choose not to migrate to an alternate wireless protocol or other CDPD network, if available, or seek to terminate their @Road services, such loss of customers would have a material adverse impact on our financial results. In October 2004, AT&T Wireless was acquired by Cingular Wireless and is now a direct wholly owned subsidiary of Cingular Wireless.

If, pursuant to its announcement, Verizon Wireless ceases to operate its Cellular Digital Packet Data network by the end of 2005, we may be unable to migrate some of our customers to an alternate wireless network and our financial results could be adversely affected.

Verizon Wireless has indicated that it expects to cease operating its CDPD network by the end of 2005. As of March 31, 2005, approximately 20% of our total subscribers utilize the Verizon Wireless CDPD network (“Verizon Subscribers”). We are working with the Verizon Subscribers to migrate them to an alternate wireless protocol. If the Verizon Wireless CDPD network is terminated, the Verizon Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, Verizon Subscribers would be unable to utilize our services. While we believe that we have the capability to transition all of the Verizon Subscribers to another protocol if all of the Verizon Subscribers choose to transition to another protocol, there can be no assurance that we will be able to migrate all such subscribers by December 31, 2005. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results. If a large percentage of the Verizon Subscribers choose not to migrate to an alternate wireless protocol or other CDPD network, if available, or seek to terminate their @Road services, such loss of customers would have a material adverse impact on our financial results.

We have a history of losses, were recently profitable and may not regain or sustain profitability in the future.

We incurred a loss for the three months ended March 31, 2005.  Although we were profitable for each of the three month periods ending September 30, 2003 through December 31, 2004, we have a history of losses since inception through the three month period ending June 30, 2003.  As of March 31, 2005, we had an accumulated deficit of approximately $114.4 million. To regain profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may continue to incur losses in the future. To facilitate the sale of our MRM solutions, the fees for our proprietary hardware devices have often been at or below our costs. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent registered public accounting firm must report on management’s evaluation as well as evaluate our internal control structure and procedures. Other than those disclosed herein, there can be no assurance that there may not be additional significant deficiencies or material weaknesses that we would be required to report in the future. In addition, we expect any required remediation, if applicable, to increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

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

The markets for mobile resource management solutions and scheduling software are competitive and is expected to become even more competitive in the future. If we do not compete effectively, competition could harm our business and limit our ability to acquire new customers and grow revenues, which in turn could result in a loss of our market share and decline in revenues. We believe that our solutions face competition from a number of business productivity solutions, including:

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

The sales cycle for our products and solutions is long, which may affect our operating results.

Sales of our products and solutions can be significant decisions for prospective customers, and the Company devotes considerable time and resources to sign such customers. In addition, the Company’s software products often require significant customization for each customer. The Company may not recognize revenue related to such software until such customization is completed and customer acceptance of the software is obtained. As a result, the Company’s operating results on a quarter-to-quarter basis may fluctuate. Unexpected difficulties in the customization process or the delay of customer acceptance for a large contract could have a material adverse effect on the Company’s quarterly financial and operating results.

Vidus relies on a small number of customers for its revenue.

Vidus has only a limited operating history, and historically has been dependent upon a small number of customers for its revenue. If we are unable to develop additional customers or fail to maintain existing customers, our business and operating results will be adversely affected.

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

• delays of customer acceptance of our solutions;

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

If one or more of the agreements we have with wireless communications providers is terminated and as a result we are unable to offer our solutions to customers within a wireless communications provider’s coverage area, we may be unable to deliver our solutions, we may lose customers, and our revenues could decrease.

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

Unauthorized access, computer viruses and other accidental or intentional actions could disrupt our information systems or communications networks. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the wireless transmission of our customers’ proprietary information is not protected by encryption technology. If a third party were to misappropriate our customers’ proprietary information, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers. Additionally, our European operations are subject to statutory EU warranties which would require us to fix any errors; if so invoked, we would incur costs to fix any such errors.

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

We have customers, suppliers and manufacturers that are located outside the United States. Some transactions relating to supply and development agreements may be conducted in currencies other than the U.S. dollar, such as the Sterling pound and the

Euro, and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange costs. In addition, some of our transactions denominated in U.S. dollars may be subject to currency exchange rate risk. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period.

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

As of March 31, 2005, a limited number of stockholders own approximately 40% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of March 31, 2005, approximately 40% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate risk

We are exposed to the impact of interest rate changes and changes in the market values of our marketable securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of high-quality corporate issuers and the U.S. government or its agencies. Our investment policy limits the amount of credit exposure to any one issuer and limits our investments to maturity dates of less than one year. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high quality credit securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to provide portfolio liquidity.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values as of March 31, 2005 and December 31, 2004. As of March 31, 2005, marketable securities consisted of $35.8 million with original maturity dates of 90 days or less and $75.0 million with original maturity dates of greater than 90 days. As of December 31, 2004, marketable securities consisted of $14.5 million with original maturity dates of 90 days or less and $103.2 million with original maturity dates of greater than 90 days.

	Carrying value at March 31, 2005	Average rate of return at March 31, 2005	Carrying value at December 31, 2004	Average rate of return at December 31, 2004
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash, cash equivalents and marketable securities
Cash and cash equivalents—variable rate	$3,016	1.5%	$3,022	1.3%
Money market funds—variable rate	143	2.7%	951	2.0%
Cash and cash equivalents—fixed rate	32,599	2.6%	10,521	2.3%

Total cash and cash equivalents	35,758	2.5%	14,494	2.1%
Marketable securities—fixed rate	75,013	2.4%	103,222	2.0%

Total cash, cash equivalents and marketable securities	$110,771	2.5%	$117,716	2.0%

Foreign Currency Exchange

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiaries in India and United Kingdom are denominated in Indian rupees and British Pounds, respectively. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System digital receiver chips; Sierra Wireless, in Canada, provides the modem for some versions of the Internet Location Manager; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 3.8 percent.

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiaries in India and United Kingdom.

Item 4. Controls and Procedures.

Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, as of March 31, 2005 our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so.

A disclosure control system, no matter how well conceived and implemented, can provide only reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the company have been detected.

As part of management’s on-going assessment of internal control over financial reporting, we identified an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2, and we are in the process of remediating such material weakness. The material weakness concerned the interpretation and implementation of various complex accounting principles, in the area of unique non-recurring transactions, including our recent acquisition of Vidus and certain significant customer contracts. We believe that, from time to time, we may need outside consulting expertise with respect to the application of some of these more complex accounting principles. To correct the deficiency, we are expanding our external consulting expertise to enable us to properly apply these complex accounting principles to our financial statements.

Other than the expansion of our external consulting expertise, there have been no changes in our internal controls over financial reporting identified in connection with our evaluation that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Based on our evaluation of these matters, we believe that these matters will not have a material adverse effect on our operations or financial position.

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

@ROAD, INC.

By:	/s/ Carol Rice-Murphy

Carol Rice-Murphy
Interim Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: May 10, 2005

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.