Form 10-Q
period 2005-06-30
@ROAD, INC
filed 2005-08-09
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☒     No     ☐

As of August 1, 2005 there were 60,740,400 shares of the registrant’s Common Stock outstanding.

 PART I. FINANCIAL INFORMATION

 Item 1. Financial Statements.

@Road, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$44,874	$14,494
Short-term investments	63,309	103,222
Accounts receivable, net	7,558	7,960
Inventories	7,237	3,593
Deferred product costs	15,948	11,104
Prepaid expenses and other	2,142	1,542

Total current assets	141,068	141,915
Property and equipment, net	5,165	3,668
Deferred product costs	7,311	5,947
Deferred tax assets	88	—
Goodwill	21,055	—
Intangible assets, net	31,623	—
Other assets	238	680

Total assets	$206,548	$152,210

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,313	$5,666
Accrued liabilities	7,282	5,529
Deferred revenue and customer deposits	13,308	11,347

Total current liabilities	32,903	22,542
Deferred revenue	9,454	4,830
Other long-term liabilities	473	2

Total liabilities	42,830	27,374

Commitments and contingencies (Note 10)

Preferred stock, $0.0001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 78 at June 30, 2005 and none at December 31, 2004	7,929	—

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 60,696 at June 30, 2005 and 54,805 at December 31, 2004	271,194	232,016
Notes receivable from stockholders	(8)	—
Accumulated other comprehensive loss	(81)	(179)
Accumulated deficit	(115,316)	(107,001)

Total stockholders’ equity	155,789	124,836

Total liabilities, redeemable preferred stock and stockholders’ equity	$206,548	$152,210

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Hosted	$19,685	$18,331	$39,175	$36,223
Licensed	941	—	1,443	—

Total revenues	20,626	18,331	40,618	36,223

Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	9,227	8,669	18,751	17,037
Cost of licensed revenue (excluding intangibles amortization included below)	1,473	—	2,173	—
Intangibles amortization	1,010	11	1,467	21
In-process research and development	—	—	5,640	—
Sales and marketing	5,832	3,082	10,479	6,193
Research and development	3,849	1,431	6,424	2,798
General and administrative	3,942	2,371	8,389	4,553
Terminated acquisition costs	—	2,017	—	2,017
Stock compensation (*)	—	—	—	4

Total costs and expenses	25,333	17,581	53,323	32,623

(Loss) income from operations	(4,707)	750	(12,705)	3,600

Other income, net:
Interest income, net	729	329	1,347	583
Other expense, net	(154)	(13)	(152)	(7)

Total other income, net	575	316	1,195	576

Net (loss) income before tax	(4,132)	1,066	(11,510)	4,176
Benefit from income taxes	3,195	—	3,195	—

Net (loss) income	(937)	1,066	(8,315)	4,176
Preferred stock dividends	(124)	—	(181)	—

Net (loss) income attributable to common stockholders	$(1,061)	$1,066	$(8,496)	$4,176

Net (loss) income per share:
Basic	$(0.02)	$0.02	$(0.14)	$0.08

Diluted	$(0.02)	$0.02	$(0.14)	$0.07

Shares used in calculating net (loss) income per share:
Basic	60,551	54,185	58,977	53,978

Diluted	60,551	57,414	58,977	57,856

(*) Stock compensation:
Cost of hosted revenue	$—	$—	$—	$—
Cost of licensed revenue	—	—	—	—
Sales and marketing	—	—	—	1
Research and development	—	—	—	1
General and administrative	—	—	—	2

Total	$—	$—	$—	$4

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2005 and 2004

and the Six Months Ended December 31, 2004

(In thousands) (unaudited)

	Common Stock		Deferred Stock	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Stockholders’	Total Comprehensive
	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Income (Loss)
BALANCES, January 1, 2004	53,700	$228,441	$(4)	$(87)	$—	$(116,222)	$112,128
Net income						4,176	4,176	$4,176
Unrealized (loss) on short-term investments					(188)		(188)	(188)

Comprehensive income								$3,988

Shares issued under employee stock purchase plan	243	1,129					1,129
Exercise of stock options	473	1,202					1,202
Collection of notes receivable from stockholders				50			50
Amortization of deferred stock compensation			4				4

BALANCES, June 30, 2004	54,416	230,772	—	(37)	(188)	(112,046)	118,501
Net income						5,045	5,045	$5,045
Unrealized gain on short-term investments					9		9	9
								$5,054
Comprehensive income

Shares issued under employee stock purchase plan	221	1,006					1,006
Exercise of stock options	168	238					238
Collection of notes receivable from stockholders				37			37

BALANCES, December 31, 2004	54,805	232,016	—	—	(179)	(107,001)	124,836
Net loss						(8,315)	(8,315)	$(8,315)
Unrealized gain on short-term investments					98		98	98

Comprehensive loss								$(8,217)

Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	37,699					37,699
Options issued upon acquisition of Vidus		531					531
Shares issued under employee stock purchase plan	295	849					849
Exercise of stock options	142	280					280
Issuance of notes receivable to stockholder				(11)			(11)
Collection of notes receivable from stockholder				3			3
Dividends on redeemable preferred stock		(181)					(181)

BALANCES, June 30, 2005	60,696	$271,194	$—	$(8)	$(81)	$(115,316)	$155,789

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(8,315)	$4,176
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
In-process research and development	5,640	—
Deferred income taxes	(3,195)	—
Depreciation and amortization	2,615	617
Write-off of deferred acquisition costs	—	1,095
Loss on disposal of property and equipment	48	—
Amortization of deferred stock compensation	—	4
Provision (reversal) for inventory reserves	138	(48)
(Reversal) for doubtful accounts and sales returns	(46)	(413)
Change in assets and liabilities:
Accounts receivable	1,746	1,709
Inventories	(3,782)	(775)
Deferred product costs	(6,208)	(237)
Prepaid expenses and other	254	(178)
Accounts payable	6,107	(1,564)
Accrued and other liabilities	(1,198)	72
Deferred revenue and customer deposits	2,315	32

Net cash (used in) provided by operating activities	(3,881)	4,490

Cash flows from investing activities:
Purchase of property and equipment	(1,671)	(704)
Purchase of short-term investments	(54,235)	(94,972)
Proceeds from the sale of short-term investments	94,246	—
Acquisition of Vidus, net of cash acquired	(5,211)	—

Net cash provided by (used in) investing activities	33,129	(95,676)

Cash flows from financing activities:
Proceeds from sale of common stock	1,129	2,331
Proceeds from payments on notes receivable issued to stockholders	3	50

Net cash provided by financing activities	1,132	2,381

Net increase (decrease) in cash and cash equivalents	30,380	(88,805)
Cash and cash equivalents:
Beginning of period	14,494	103,669

End of period	$44,874	$14,864

Supplemental disclosure of cash flow information:
Issuance of common stock, preferred stock and options in connection with the acquisition of Vidus	$46,456	$—

Dividends on redeemable preferred stock	$181	$—

Unrealized gain (loss) on short-term investments	$98	$(188)

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

Certain Significant Risks and Uncertainties

The Company participates in a dynamic high-technology industry and believes that changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: the ability of @Road to integrate Vidus operations successfully; the ability of @Road to transition its customers from CDPD wireless networks; the ability of @Road to accelerate or continue to grow as a result of its investment initiatives; the ability of @Road and its alliances to market, sell and support @Road products and services; the timing of purchasing and implementation decisions by prospects and customers; the dependence of @Road on mobile data systems technology, wireless networks, network infrastructure and positioning systems owned and controlled by others; advances and trends in new technologies and industry standards; competition; changes in the overall demand for solutions offered by the Company; market acceptance of the Company’s products and services; development of sales channels; changes in third-party manufacturers, key suppliers, certain strategic or customer relationships; litigation or claims against the Company based on intellectual property, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Motorola is the sole supplier of microcontrollers used in the Company’s products. Micronet is the sole supplier of our Internet Data Terminal.  Everex is the sole supplier of our Internet Wireless Manager. The Company expects to rely on these suppliers as the sole source for these components and devices for the next several years.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the period, non-monetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses have not been significant to date and are included in Other income, net.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net (loss) income as reported	$(937)	$1,066	$(8,315)	$4,176
Add: stock-based employee compensation expense included in reported net (loss) income, net of tax effect	—	—	—	4
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(1,901)	(1,644)	(4,479)	(3,987)

Pro forma net (loss) income	(2,838)	(578)	(12,794)	193
Preferred stock dividends	(124)	—	(181)	—

Pro forma net (loss) income attributable to common stockholders	$(2,962)	$(578)	$(12,975)	$193

Basic net (loss) income per share:
As reported	$(0.02)	$0.02	$(0.14)	$0.08

Pro forma	$(0.05)	$(0.01)	$(0.22)	$0.00

Diluted net (loss) income per share:
As reported	$(0.02)	$0.02	$(0.14)	$0.07

Pro forma	$(0.05)	$(0.01)	$(0.22)	$0.00

The weighted average fair value of options granted in the three months ended June 30, 2005 and 2004, were $1.29 and $6.67, respectively. The weighted average fair value of options granted in the six months ended June 30, 2005 and 2004, were $2.78 and $9.31, respectively. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following weighted average assumptions were used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock Option Plans:
Risk free interest rate	3.66%	3.85%	3.72%	3.32%
Expected volatility	78%	104%	91%	105%
Expected life (in years)	2.31	5.00	3.66	5.00
Expected dividend	$0.00	$0.00	$0.00	$0.00

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Employee Stock Purchase Plan:
Risk free interest rate	3.14%	1.07%	2.60%	1.04%
Expected volatility	57%	66%	87%	69%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend	$0.00	$0.00	$0.00	$0.00

The Company accounts for stock-based arrangements issued to non-employees using the fair value based method, which calculates the compensation expense based on the fair value of the stock options granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate.

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

For arrangements with multiple elements, such as licenses and post-contract customer support services, the Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold separately, and post-contract customer support services is additionally measured by the renewal rate. If the Company cannot objectively determine the fair value of any undelivered element included in license arrangements, it defers revenue until all elements are delivered, all services have been performed or fair value can objectively be determined. When the fair value of a license element has not been established, the Company uses the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

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

The Company derives post-contract customer support fees from post-contract customer support contracts, which are generally initially purchased at the same time as a license for its taskforce product. Post-contract customer support can include telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. Post-contract customer support may generally be renewed on an annual basis. The Company recognizes revenue for post-contract customer support, based on vendor specific objective evidence of fair value, ratably over the term of the post-contract customer support period. It generally determines vendor specific objective evidence of post-contract customer support based on the stated fees for post-contract customer support renewal set forth in the original license agreement. If the Company is unable to establish vendor specific objective evidence of fair value, it recognizes all fees ratably over the term of the post-contract customer support, when the only undelivered element is post-contract customer support.

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report,

by major components and as a single total, the change in its net assets during the period from non-owner sources.  Accumulated other comprehensive loss was comprised of unrealized losses of $81,000 and $179,000 on short-term investments at June 30, 2005 and December 31, 2004, respectively.

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

Long-lived assets and goodwill

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is considered impaired if its carrying amount exceeds the future net undiscounted cash flow that the asset is expected to generate. If an asset is considered to be impaired, the amount of impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company assesses the recoverability of long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company plans to conduct its initial annual impairment test in August 2005 and annually thereafter. There were no events or circumstances from the close of the acquisition through June 30, 2005 that would require an interim assessment.

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

There are a number of other requirements under the new standard that will result in a different accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan.

The Company will also be required to determine the transition method to be used at date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption alternatives. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. This method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. In April 2005, the SEC deferred the effective date of SFAS 123R. The effective date of SFAS 123R for the Company’s consolidated financial statements is January 1, 2006.

While the Company has not completed its assessment of the impact of SFAS 123R, it expects that this statement will have a significant impact on the Company’s consolidated financial statements as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plans rather than disclose the impact on its consolidated net (loss) income attributable to common stockholders within its footnotes, as is its current practice.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as the costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after July 1, 2005. The Company does not expect that the adoption of SFAS 151 will have a material impact on its consolidated statement of operations and financial condition.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (SFAS 154). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements.

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

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net (loss) income attributable to common stockholders (numerator)	$(1,061)	$1,066	$(8,496)	$4,176
Shares (denominator):
Basic
Weighted average common shares outstanding	60,551	54,185	58,977	53,990
Weighted average common shares outstanding subject to repurchase	—	—	—	(12)

Shares used in computation	60,551	54,185	58,977	53,978
Diluted
Dilution impact from option equivalent shares	—	3,110	—	3,713
Dilution impact from employee stock purchase plan	—	119	—	153
Add back weighted average common shares subject to repurchase	—	—	—	12

Shares used in computation	60,551	57,414	58,977	57,856

Net (loss) income per share
Basic	$(0.02)	$0.02	$(0.14)	$0.08
Diluted	$(0.02)	$0.02	$(0.14)	$0.07

Employee stock options to purchase approximately 9.0 million shares with a weighted average exercise price of $5.00 and approximately 1.4 million shares with a weighted average exercise price of $11.71 for the three months ended June 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.  Employee stock options to purchase approximately 9.0 million shares with a weighted average exercise price of $5.00 and approximately 623,000 shares with a weighted average exercise price of $13.10 for the six months ended June 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 3 — Acquisition of Vidus

On February 18, 2005, the Company completed the acquisition of Vidus Limited (“Vidus”) in a transaction accounted for as a business combination using the purchase method. As consideration for the acquisition, the Company issued approximately 5.5 million shares of its common stock valued at $38.2 million and newly created redeemable preferred stock (“preferred stock”) in face amount of approximately $7.7 million and extinguished for cash existing debt of approximately $5.5 million in exchange for all of the outstanding shares of Vidus capital stock, and the Company issued approximately 146,000 vested options with a fair value of $531,000. Under the terms of the grants, each option has been classified as a non-qualified stock option, is fully vested, has an exercise price ranging from $0.67 to $2.00 per share and has a one-year term. The Company incurred acquisition related costs of $2.6 million, of which $478,000 was allocated to the issuance of common stock. The purchase price of approximately $54.6 million was preliminarily allocated among the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The total estimated consideration is subject to an adjustment for a period of one year if the average closing price of the Company’s common stock for any ten consecutive trading days during such period does not meet at least an average market price per share of $7.00. The one year period begins on the date ten days after the date the SEC declares the Company’s registration statement effective covering the common shares issued in the transaction. The fair value of the Company’s common stock was derived from this guaranteed market price per share of $7.00.  The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 96%, expected life of one year and a risk-free interest rate of 3.09%.

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

The following table summarizes the estimated fair values of the tangible assets acquired and the liabilities assumed at the date of acquisition (in thousands):

Cash	$1,269
Accounts receivable	1,669
Prepaid expenses and other	412
Property and equipment	1,022
Notes receivable from stockholder	11

Total tangible assets acquired	4,383

Accounts payable	(540)
Accrued liabilities	(2,148)
Deferred revenue	(4,270)

Total tangible liabilities assumed	(6,958)

Net tangible liabilities assumed	$(2,575)

Under the purchase method of accounting, the Company allocated the total purchase price to the acquired net tangible and intangible assets based upon their estimated fair market value as of the date of acquisition, February 18, 2005. The intangible assets recognized, apart from goodwill, represented contractual or other legal rights of Vidus and those intangible assets of Vidus that could be clearly identified. These intangible assets were identified and valued through interviews and analysis of data provided by Vidus concerning development projects, their stage of development, the time and resources needed to complete them and, if applicable, their expected income generating ability. There were no other contractual or other legal rights of Vidus clearly identifiable by management, other than those identified below. The preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was as follows (in thousands):

Fair value of net tangible liabilities assumed	$(2,575)
Intangible assets acquired:
Core developed technology	18,410
Order backlog	5,500
Customer relationships	3,660
Trademarks and trade names	5,520

33,090

In-process research and development	5,640
Costs allocated to common stock issued	478
Deferred tax liability	(6,354)
Deferred tax asset	3,247
Goodwill	21,055

Purchase price	$54,581

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

In-process research and development. Development projects that had reached technological feasibility were classified as developed technology, and the value assigned to developed technology was capitalized. Expensed in-process research and development of approximately $5.6 million reflected research projects that had not reached technological feasibility or had no alternative future use at the time of the acquisition. In order to achieve technological feasibility, the Company estimated the hours required to complete the projects to cost approximately $5.7 million. The Company estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows attributable to the technology once it had reached technological feasibility using a discount rate of 40%. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 80% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in fiscal 2005.

Goodwill. Goodwill of approximately $21.4 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition allows the Company to integrate its technology with Vidus’ technology for dynamic scheduling, dispatching, routing and appointment booking of mobile workers, cross-sell the companies’ solutions and further develop the combined technologies to provide customers seamlessly integrated services. The acquisition also creates the ability to expand the Company’s business to Europe and other international markets. These opportunities, along with the ability to hire the Vidus workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, the Company is not amortizing goodwill. The Company will carry the goodwill at cost and test it for impairment annually and whenever events indicate that an impairment may have occurred. The goodwill and intangible assets were allocated to its licensed reporting segment.  The goodwill is not deductible for tax purposes.

The results of operations of Vidus are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired Vidus at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net loss, net loss attributable to common stockholders and net loss per share would have been as follows (in thousands, except per share amount):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$20,626	$20,754	$41,311	$40,582
Net loss	(937)	(2,771)	(11,000)	(2,859)
Net loss attributable to common stockholders	(1,061)	(2,897)	(11,250)	(3,111)
Net loss per share (basic and diluted)	(0.02)	(0.05)	(0.19)	(0.05)
Shares used in computing net loss per share (basic and diluted)	60,551	54,185	60,423	59,432

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of Vidus had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date. These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of Vidus or the costs of achieving these cost savings, operating synergies, and revenue enhancements.  The in-process research and development charge of approximately $5.6 million is included in the net loss attributable to common stockholders for the six months ended June 30, 2005 and excluded for the three months ended June 30, 2005 and three and six months ended June 30, 2004.

Note 4 — Goodwill and Purchased Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

Intangible assets were as follows (in thousands):

	As of June 30, 2005			As of December 31, 2004
	Carrying Amount	Accumulated Depreciation	Net	Carrying Amount	Accumulated Depreciation	Net
Amortized intangible assets:
Core developed technology	$23,462	$(5,720)	$17,742	$5,052	$(5,052)	$—
Order backlog	5,500	(666)	4,834	—	—	—
Customer relationships	3,660	(133)	3,527	—	—	—

Total	32,622	(6,519)	26,103	5,052	(5,052)	—

Unamortized intangible assets:
Trademarks and trade names	5,520	—	5,520	—	—	—

Total intangible assets	$38,142	$(6,519)	$31,623	$5,052	$(5,052)	$—

For the three months ended June 30, 2005 and 2004, amortization of intangible assets was $1.0 million and $11,000, respectively, and for the six months ended June 30, 2005 and 2004, amortization of intangible assets was $1.5 million and $21,000, respectively. The estimated future amortization expense of purchased intangible assets as of June 30, 2005 is as follows (in thousands):

Remainder of 2005	$2,020
2006	4,040
2007	4,041
2008	2,458
2009	2,207
Thereafter	11,337

Total	$26,103

Note 5 — Short-Term Investments

Short-term investments included the following available-for-sale securities at June 30, 2005 and December 31, 2004 (in thousands):

	June 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$47,680	$—	$(68)	$47,612
Municipal debt securities	8,880	—	(2)	8,878
Corporate debt securities	6,830	—	(11)	6,819

Total	$63,390	$—	$(81)	$63,309

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value

U.S. Government debt securities	$51,782	$—	$(124)	$51,658
Municipal debt securities	31,354	2	(4)	31,352
Corporate debt securities	20,265	—	(53)	20,212

Total	$103,401	$2	$(181)	$103,222

Note 6 – Income Taxes

For the three and six months ended June 30, 2005, the Company recorded an income tax benefit of $3.2 million primarily relating to the Company’s current losses in the United Kingdom.  The Company currently has provided a full valuation allowance on its United States deferred tax assets. The Company intends to maintain its valuation allowance until sufficient positive evidence exists to support reversal of the valuation allowance. Likewise, the occurrence of future negative evidence with respect to the Company’s United Kingdom deferred tax assets could result in an increase to the valuation allowance. The Company’s income tax expense recorded in the future will be reduced or increased to the extent of offsetting decreases or increases to the Company’s valuation allowance. As of June 30, 2005 the Company had approximately $42.7 million in deferred tax assets in the United States against which the Company retained a full valuation allowance.  The deferred tax asset as of June 30, 2005 consisted of deferred tax assets in the United Kingdom of $6.4 million primarily relating to net operating losses with an unlimited carryforward period against which the deferred tax liabilities in the United Kingdom of $6.3 million have been offset.  The deferred tax liabilities primarily relate to the intangible assets.  As of December 31, 2004 the Company had approximately $43.2 million in deferred tax assets in the United States against which the Company retained a full valuation allowance.

Note 7 — Balance Sheet Components

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or market and consisted of (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$2,220	$1,025
Work in process	2,766	746
Finished goods	2,251	1,822

Total	$7,237	$3,593

Property and equipment consist of (in thousands):

	June 30, 2005	December 31, 2004
Computers and software	$14,787	$13,196
Manufacturing and office equipment	656	352
Furniture and fixtures	474	494
Leasehold improvements	688	307

Total	$16,605	$14,349
Accumulated depreciation and amortization	(11,440)	(10,681)

Property and equipment, net	$5,165	$3,668

Accrued liabilities consist of (in thousands):

	June 30, 2005	December 31, 2004
Accrued operating expenses	$3,813	$2,278
Accrued compensation and related benefits	3,373	2,855
Accrued installation charges	96	396

Total	$7,282	$5,529

Note 8 — Redeemable Preferred Stock

On February 18, 2005, the Board of Directors of the Company authorized the creation of four series of preferred stock and designated approximately 44,000, 44,000, 5,000, and 5,000 shares as Series A-1, A-2, B-1, and B-2 preferred stock, respectively, of which approximately 24,000, 44,000, 5,000, and 5,000 shares of Series A-1, A-2, B-1, and B-2 preferred stock, respectively, were issued and outstanding as of June 30, 2005.

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

Each share of Series A-1 and A-2 preferred stock is redeemable for an amount equal to (i) $100 plus (ii) all declared or accumulated but unpaid dividends. Each share of Series B-1 and B-2 preferred stock is redeemable for an amount equal to (i) $100, plus (ii) all declared or accumulated but unpaid dividends, plus (iii) additional consideration if the Company’s common stock’s average closing sales price per share is not at least $7.00 for any 10 consecutive trading day period during a one year period commencing ten days after the SEC declares the Company’s registration statement effective covering the common shares issued in the acquisition.

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

Voting

Each outstanding share of preferred stock is entitled to eleven (11) votes on all matters, voting with the shares of common stock as a class.

The following table illustrates the activity for each series of preferred stock through June 30, 2005 (in thousands):

	Series A-1	Series A-2	Series B-1	Series B-2	Total
Issued	$2,352	$4,424	$486	$486	$7,748
Amounts accrued for dividends for the three months ending March 31, 2005	17	32	4	4	57

Balance, March 31, 2005	2,369	4,456	490	490	7,805
Amounts accrued for dividends for the three months ending June 30, 2005	37	71	8	8	124

Balance, June 30, 2005	$2,406	$4,527	$498	$498	$7,929

Note 9 — Segment Reporting

Reportable segments are based upon the Company’s internal organization structure, the manner in which the operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations.  The Company’s chief operating decision-maker is the CEO.

Effective with the acquisition of Vidus, the Company reports the results of its operations in two segments: Hosted and Licensed. The operating segments are managed separately because each offers different products and serves different markets. The Hosted segment provides MRM solutions that provide location, reporting, dispatch, messaging, and other management services and that are designed to be easy to implement and use. Customers using the Hosted MRM solutions can manage their mobile workers in several ways, including by logging onto the Company’s website, receiving their data directly into their existing software applications, using any telephone to access the Company’s speech-to-text voice portal or requesting information from its data centers using application programming interfaces. The Licensed segment provides customers with the Company’s taskforce product offering, a field service automation software solution.  taskforce is designed to enable a predictable and reliable customer experience from commitment to service fulfillment; and to help synchronize the call center and field service operations.

Hosted revenues are derived from monthly fees for the Company’s MRM solution and monthly or upfront fees for the hardware device enabling the mobile resource to utilize the MRM solution. Licensed revenues are derived from license fees, installation fees and training and post contract customer support services to end users.

Information about operations by segment is as follows (in thousands):

	Three Months Ended June 30,
	2005			2004
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated

Net revenue from external customers	$19,685	$941	$20,626	$18,331	$—	$18,331
Cost of revenue	9,227	1,473	10,700	8,669	—	8,669
Intangibles amortization	—	1,010	1,010	11	—	11

Gross profit	10,458	(1,542)	8,916	9,651	—	9,651

Gross margin percentage	53%	(164)%	43%	53%	—%	53%

Income (loss) before income taxes	1,892	(6,024)	(4,132)	1,066	—	1,066
Benefit from income taxes	—	3,195	3,195	—	—

Net income (loss)	$1,892	$(2,829)	$(937)	$1,066	$—	$1,066

Depreciation	$459	$147	$606	$305	$—	$305

	Six Months Ended June 30,
	2005			2004
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated

Net revenue from external customers	$39,175	$1,443	$40,618	$36,223	$—	$36,223
Cost of revenue	18,751	2,173	20,924	17,037	—	17,037
Intangibles amortization	—	1,467	1,467	21	—	21

Gross profit	20,424	(2,197)	18,227	19,165	—	19,165

Gross margin percentage	52%	(152)%	45%	53%	—%	53%

Net income (loss) before income taxes	2,268	(13,778)	(11,510)	4,176	—	4,176
Benefit from income taxes	—	3,195	3,195	—	—	—

Net income (loss)	$2,268	$(10,583)	$(8,315)	$4,176	$—	$4,176

Depreciation	$944	$204	$1,148	$596	$—	$596

Revenues are attributed to countries based on the location of the customer.  The distribution of revenue by geographic area was summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue from Unaffiliated Customers:
United States and Canada	$19,685	$18,331	$39,175	$36,223
Europe	941	—	1,443	—

	$20,626	$18,331	$40,618	$36,223

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned.  The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	June 30,	December 31,
	2005	2004
Long-Lived Assets, Net:
United States	$11,237	$10,039
United Kingdom	53,935	—
India	308	256

	$65,480	$10,295

Note 10 — Commitments and Contingencies

Lease Commitments

The following table represents the future minimum lease payments under non-cancelable operating leases as of June 30, 2005 (in thousands):

Remainder of 2005	$916
2006	1,306
2007	1,284
2008	1,234
2009	1,110
Thereafter	476

Total minimum lease payments	$6,326

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was approximately $606,000 and $399,000 for the three months ended June 30, 2005 and 2004, respectively, and approximately $1.3 million and $806,000 for the six months ended June 30, 2005 and 2004, respectively.

Contingencies

AT&T Wireless announced that it expected to cease operating its Cellular Digital Packet Data (CDPD) network by June 30, 2005. In October 2004, AT&T Wireless was acquired by Cingular Wireless and is now a directly wholly owned subsidiary of Cingular Wireless. The Company believes that AT&T Wireless has begun to terminate the CDPD network. The Company believes that the termination will be done in several stages and will be completed by September 30, 2005.  The Company is in discussions with AT&T Wireless to minimize any disruption to the delivery of its services to @Road customers. Similarly it is expected that Verizon Wireless will cease operating its CDPD network at the end of 2005. The Company is in discussions with Verizon Wireless to minimize any disruption to the delivery of its services to @Road customers. The Company has notified customers comprising substantially all of the subscribers whose service would be affected by the proposed termination of these and other CDPD networks. At June 30, 2005, approximately 15,000 of the Company’s core subscribers have yet to complete negotiations with the Company for their migration plans from these CDPD networks.  Additionally, at June 30, 2005, Verizon Communications, which represents approximately 16,000 subscribers, has yet to determine their migration plans from the CDPD networks.

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

Legal Proceedings

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. Based on its evaluation of these matters, the Company believes that these matters will not have a material effect on the results of operations or financial position of the Company.

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

The terms of such obligations vary. Because the amounts of the obligation in these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of June 30, 2005.

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

The Company also provides its European customers with a European Union statutory warranty of 90 days. If the warranty is invoked, the Company would have to fix any errors in the software rather than refund any fees under the arrangement. As of June 30, 2005, this warranty has not been invoked by any of the Company’s customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this news release are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the company’s operating results and could cause the company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, @Road, and there can be no assurance that future results will meet expectations, estimates or projections. These factors, risks and uncertainties include, but are not limited to, @Road historical and future operating results and profitability; the ability of @Road to integrate Vidus operations successfully; the ability of @Road to transition its customers from CDPD wireless networks; the ability of @Road to accelerate or continue to grow as a result of its investment initiatives; the ability of @Road and its alliances to market, sell and support @Road products and services; the timing of purchasing and implementation decisions by prospects and customers; competition; the dependence of @Road on mobile data systems technology, wireless networks, network infrastructure and positioning systems owned and controlled by others; and general economic and political conditions. Further information regarding these and other risks is included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2004 (Commission File No. 000-31511), dated March 15, 2005, and in our other filings with the SEC.

Overview

@Road, Inc. is a global provider of solutions designed to automate the management of mobile resources to help optimize the service delivery process for customers across a variety of industries. Through mobile resource management (“MRM”) infrastructure integrating wireless communications, location-based technologies, software applications, transaction processing and the Internet, our solutions are designed to increase productivity by way of synchronization of field service delivery resources. Our solutions are also designed to provide a secure, scalable and upgradeable platform.

Our MRM solutions are designed to help customers improve their productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. In addition, these solutions are designed to enable customers to increase the utility of their mobile resources and decrease their costs of operations by facilitating business processes, such as event confirmation, signature verification, forms processing, project management and timekeeping while their workers are in the field.

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

From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our MRM solutions, including development of Global Positioning System technologies, recruiting personnel and raising capital. We did not recognize any revenue prior to June 1998, and our expenses consisted of research and development, sales and marketing and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information solutions to companies managing mobile resources. In the second half of 1998, we introduced the first version of a MRM solution that is now called GeoManager, which is a solution that leverages existing infrastructure, including the Global Positioning System, wireless networks and the Internet along with integrated transaction processing and software applications, to enable companies to efficiently manage their mobile resources. Subsequent to the introduction of GeoManager, we have introduced a number of new MRM solutions, such as:

•              GeoManager PE—a MRM solution that uses a location-enabled mobile telephone to provide the GeoManager service.

•              @Road Pathway iLM—a mid-level MRM solution that delivers metrics to measure mobile workforce performance and manage compliance with business rules.

•              @Road Pathway PE—a MRM solution that uses a location-enabled mobile telephone to provide the @Road Pathway iLM service.

•              @Road Portico iLM—an entry-level offering providing a cost-effective MRM solution.

In addition, we have developed and packaged a specified set of MRM solutions for three of our target vertical markets. These application suites are designed to provide industry appropriate solutions. We currently offer the following solution suites:

•              The @Road Telco, Cable and Utilities Suite

•              The @Road Transportation and Distribution Suite

•              The @Road Facilities Management Suite

Our MRM solutions provide current and historical data relating to a customer’s mobile resources in a variety of formats, including activity reports, maps and completed business forms. We provide these formats in a standard configuration, and customers can configure certain elements and views themselves to help achieve compliance with their internal business rules. Customers can choose to submit queries through our applications to create reports and views on demand, or they can have reports delivered on a pre-scheduled basis. Customers can also download reports to manipulate and store data as desired. Mobile resource data is typically stored by us for 30 to 45 days, but is stored for longer periods for customers that purchase our extended data storage service.

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

•              A mobile worker can use our proprietary hardware device that integrates a GPS receiver, a wireless modem and a Wi-Fi transmitter and which includes embedded operating and diagnostic software. This hardware device is called an Internet Wireless Manager (‘‘iWM’’). We currently offer one model of iWM devices, but plan to offer several different models. An iWM is installed in a mobile worker’s vehicle. Installation is typically completed in less than one hour and is performed by our subcontracted installation agents.

•              A mobile worker can use certain location- or wireless application protocol-enabled mobile telephones offered by several wireless carriers. Customers download our software into these mobile telephones as part of implementing our solutions.

These hardware device types send and receive a variety of information from time to time and on demand. Such data include location, velocity, time and operational diagnostics. These data are transmitted to our data centers using wireless networks and the Internet. If a wireless connection to a hardware device is not available, then the hardware device will typically store up to five days of captured data and seek to transmit the data when a wireless connection is available.

In February 2005, we completed the acquisition of Vidus, a software company. Vidus was created to help enable service delivery companies deliver high-quality service experience to their customers by providing a unified, up-to-the minute view across the field service resource network. Through operational research and development, Vidus’ technology was purpose-built to help increase customer profitability by addressing the disconnection between customer acquisition, customer satisfaction, retention and growth. taskforce is the field service automation software solution of Vidus.

The taskforce solution is designed to enable a predictable and reliable customer experience from commitment to service fulfillment; and to help synchronize the call center and field service operations. Our taskforce solution is customized for the customer and our arrangements typically include a licensing fee, installation, training and post-contract customer support services to the end users.

Since 1998, we have derived substantially all of our revenues from the sale of our MRM solutions. Our customers generally contract to receive our MRM solutions for terms of one to five years and can purchase enhanced service features for additional fees. Upon the completion of the initial term of a customer’s contract, the customer’s service continues on a month-to-month basis. Our hosted revenue is comprised of monthly fees for our MRM solution and upfront or monthly fees for the hardware device enabling the mobile resource to utilize our MRM solution. As more customers use our MRM solutions, the impact on our hosted revenue is compounded. Our licensed revenue is comprised of license, installation and related post-contract customer support fees of our taskforce field service automation software solution.

To date, we have not sold our MRM solutions outside the United States and Canada; however, we intend to expand our MRM solutions to additional countries in the future. We have sold and currently sell our taskforce field service automation solution in the United States and Europe. Verizon Communications represented 15% and 16% of our revenues for the three and six months ended June 30, 2005, respectively, and 18% for the three and six months ended June 30, 2004.

Since our inception, we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We incurred a loss this quarter and incurred losses in each quarter from inception through the quarter ending June 30, 2003, and may incur net losses in the future. At June 30, 2005, we had an accumulated deficit of $115.3 million. We may not regain or sustain profitability on a quarterly or annual basis.

AT&T Wireless announced that it expected to cease operating its Cellular Digital Packet Data (CDPD) network by June 30, 2005. In October 2004, AT&T Wireless was acquired by Cingular Wireless and is now a directly wholly owned subsidiary of Cingular

Wireless. We believe that AT&T Wireless has begun to terminate their CDPD network. We believe that the termination will be done in several stages and will be completed by September 30, 2005. We are in discussions with AT&T Wireless to minimize any disruption to the delivery of our services to our customers. Similarly it is expected that Verizon Wireless will cease operating its CDPD network at the end of 2005. We are in discussions with Verizon Wireless to minimize any disruption to the delivery of our services to our customers. We have notified customers comprising substantially all of the subscribers whose services would be affected by the proposed termination of these and other CDPD networks. At June 30, 2005, approximately 15,000 of our core subscribers have yet to complete negotiations with us for their migration plans from these CDPD networks. Additionally, at June 30, 2005, Verizon Communications, which represents approximately 16,000 subscribers, has yet to determine its migration plans from the CDPD networks.

To use an alternate network, existing hardware devices would have to be replaced for subscribers currently using a CDPD network. While we do not anticipate losses on the sale of these replacement hardware devices, if we are unable to migrate these customers in a timely fashion, we may offer price concessions. If we were to offer such concessions, they could have a material adverse impact on our financial results.

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

Monthly fees for our MRM hosted solutions are recognized ratably over the minimum contract period, which commences (a) upon installation where customers have installed our proprietary hardware devices in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our MRM solution with a location- or wireless application protocol- enabled mobile telephone. Upfront fees for our MRM hosted solution primarily consist of amounts for the Internet Location Manager, Internet Data Terminal and a ruggedized personal digital assistant. We defer upfront fees at installation and recognize them ratably over the minimum contract period, generally one to five years. Renewal rates for our MRM solution are not considered priced at a bargain in comparison to the upfront fees (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). Changes to the pricing of the upfront and monthly fees for our MRM solutions in the future could result in the recognition of upfront fees over periods that extend beyond the minimum contract period.

Historically, the fees for our proprietary hardware devices have often been at or below our costs. Costs not in excess of related contractual revenue are deferred at the time of shipment and amortized ratably over the minimum contract period. Costs in excess of related contractual revenue are expensed to cost of hosted revenue at the time of shipment.

For arrangements with multiple elements, such as licenses, customization services and post-contract customer support services, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold separately, and post-contract customer support services is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until all elements are delivered, all services have been performed or when only post-contract customer support services remain to be delivered, or fair value can objectively be determined. When the fair value of a delivered element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

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

We derive post-contract customer support fees from post-contract customer support contracts, which are generally purchased at the same time as a license for our taskforce product. Post-contract customer support can include telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. Post-contract customer support may generally be renewed on an annual basis. We recognize revenue for post-contract customer support, based on vendor specific objective evidence of fair value, ratably over the term of the post-contract customer support period. We generally determine vendor specific objective evidence of post-contract customer support based on the stated fees for post-contract customer support renewal set forth in the original license agreement. If we are unable to establish vendor specific objective evidence of fair value, we recognize all fees ratably over the term of the post-contract customer support, when the only undelivered element is post-contract customer support.

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

At June 30, 2005 our goodwill totaled $21.1 million and our identifiable intangible assets totaled $31.6 million. In accordance with the provisions of SFAS 142, we assess the impairment of goodwill and identifiable intangible assets of our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We plan to conduct our initial annual impairment test in August 2005 and annually thereafter. There were no events or circumstances from the close of the acquisition through June 30, 2005 that would require an interim assessment.

Allowances for doubtful accounts

Historically, we have had a significant number of small- to medium-sized companies utilizing our solutions. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30 to 45 day payment terms. At the time that customers contract with us for our solutions, we assess their creditworthiness.

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

Income taxes

We have substantial deferred tax assets that relate to prior period losses, primarily in the United States and United Kingdom. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In the United States, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have recorded valuation reserves to reduce the net asset values to zero and in the United Kingdom we have assumed that we will generate sufficient future taxable income to realize the assets.

If we generate taxable income and our assumptions regarding the generation of future taxable income change, we may be able to reverse the valuation allowances in future periods. Likewise, the occurrence of negative evidence regarding our United Kingdom deferred tax assets could result in an increase to the valuation allowance.  At June 30, 2005, we had approximately $42.7 million of valuation allowances related to our net deferred tax assets domestically.

RESULTS OF OPERATIONS

The three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Hosted revenue	$19,685	$18,331	$39,175	$36,223

Cost of hosted revenue (excluding intangibles amortization included below)	9,227	8,669	18,751	17,037
Intangibles amortization	—	11	—	21

Total cost of hosted revenue	9,227	8,680	18,751	17,058

Hosted gross profit	$10,458	$9,651	$20,424	$19,165

Hosted gross margin percentage	53%	53%	52%	53%

Hosted revenue

Hosted revenue increased 7% and 8% for the three and six months ended June 30, 2005 from the same period in 2004 as a direct result of the growth in customers using our services. In addition to customer growth, our hosted revenue is affected by a number of factors, including the rate at which service features or add-ons are adopted, the pricing associated with the size and term of customer contracts, and purchases of our hardware. Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for hosted solutions is tempered. This is because revenues from new pricing are layered on top of revenues from existing customers.

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

Average monthly hosted revenue per subscription was approximately $48.15 for the three months ended June 30, 2005, up from $46.87 for the same period in 2004. Average monthly hosted revenue per subscription was approximately $48.41 for the six months ended June 30, 2005, up from $47.15 for the same period in 2004. The increases of $1.28 and $1.26 primarily resulted from the price changes associated with the types of services and size and term of contracts for new customers as those revenues were layered on top of the revenues from existing customers.

Underlying price changes is a trend related to the variety of wireless protocols we now offer customers, including General Packet Radio Services, Code Division Multiple Access 1xRTT and the Integrated Digital Enhanced Network. We describe those arrangements in which customers contract directly with wireless carriers for the wireless airtime component of our solution as “unbundled”. Conversely, we describe arrangements in which we contract directly with customers for the wireless airtime portion as “bundled”. The nature of our relationship with the wireless carriers dictates whether we will be entering into a bundled or unbundled arrangement with the customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific customer area of operation. Additionally, we are generally indifferent as to whether a bundled or unbundled arrangement results with a new customer because we have priced our solutions such that a similar contribution to gross profits results from either arrangement. We have observed an increase in the proportion of new subscribers being added on an unbundled basis, resulting in decreased revenue from such customers. We expect that this trend will continue through the next 12 to 18 months.

Cost of hosted revenue (excluding intangibles amortization)

Cost of hosted revenue consists of the amortization of the deferred cost of the iLM and related parts; costs associated with the final assembly, testing, provisioning, delivery and installation of hardware, and other costs such as provisions for inventory and repair costs; and expenses related to the delivery and support of our MRM solutions. Cost of hosted revenue increased to $9.2 million from $8.7 million for the three months ended June 30, 2005 and 2004, respectively. The increase was attributed to increases in employee-related expenses of $516,000, amortization of deferred product costs of $485,000, facilities and communication expenses of $190,000, product repair and refurbishment costs of $169,000 and provision of inventory valuation of $145,000, offset by reduction in direct service delivery expenses of $1.3 million. The reduction in direct service delivery expenses primarily related to the reversal of an accrual, in the amount of $806,000, in relation to telecommunication taxes upon settlement with the respective carrier. Cost of hosted revenue headcount increased to 209 at June 30, 2005 from 137 at June 30, 2004, respectively. Cost of hosted revenue increased to $18.8 million from $17.0 million for the six months ended June 30, 2005 and 2004, respectively. The increase was attributed to increases in employee-related expenses of $970,000, amortization of deferred product costs of $410,000, facilities and communication expenses of $419,000, product repair and refurbishment costs of $348,000, equipment and depreciation expenses of $199,000 and provision of inventory valuation of $184,000, offset by reduction in direct service delivery expenses of $1.3 million. We expect cost of hosted revenue along with its related headcount increases to be moderate during the next 12 months.

Intangibles Amortization

Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com, Inc. in September 2002. The costs were amortized over their estimated useful lives of three and two years, respectively. As of June 30, 2005 these intangibles were fully amortized.

Hosted gross margin

Hosted gross margins remained at 53% during the three months ended June 30, 2005 and 2004. Hosted gross margins decreased to 52% from 53% during the six months ended June 30, 2005 and 2004, as a result of higher employee-related expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2005		2004	2005		2004
Licensed revenue	$941		$—	$1,443		$—

Cost of licensed revenue (excluding intangibles amortization included below)	1,473		—	2,173		—
Intangibles amortization	1,010		—	1,467		—

Total cost of licensed revenue	2,483		—	3,640		—

Licensed gross deficit	$(1,542)		$—	$(2,197)		$—

Licensed gross deficit percentage	(164%	)	—%	(152%	)	—%

Licensed revenue

For the three and six months ended June 30, 2005, licensed revenue was primarily attributable to post-contract customer support arrangements related to existing contracts acquired in the acquisition of Vidus.

Cost of licensed revenue (excluding intangibles amortization)

For the three and six months ended June 30, 2005, cost of licensed revenue primarily consisted of employee related expenses in support of our ongoing post-contract customer support commitments.

Intangibles amortization

Intangibles amortization of approximately $1.0 million and $1.5 million during the three and six months ended June 30, 2005 relates to the Vidus acquisition. The costs are being amortized over their estimated useful lives of three to ten years.

Licensed gross deficit

Licensed gross deficit resulted from cost of licensed revenue being in excess of licensed revenue.

In-process research and development

In-process research and development for the six months ended June 30, 2005 consists of research projects that had not reached technological feasibility and had no alternative future use at the time of the acquisition of Vidus.

Sales and marketing expenses

Sales and marketing expenses consist of employee salaries, sales commissions, marketing and promotional expenses. Sales and marketing expenses increased to $5.8 million from $3.1 million for the three months ended June 30, 2005 and 2004, respectively. The increase was attributable to increases in employee-related expenses of $1.7 million, promotional expenses of $406,000, consultant expenses of $326,000, travel expenses of $137,000 and facilities and communication expenses of $136,000. The increase in employee compensation expense was associated with an increase in the average headcount. Sales and marketing headcount increased to 137 at June 30, 2005 from 95 at June 30, 2004, respectively. Sales and marketing expenses increased to $10.5 million from $6.2 million for the six months ended June 30, 2005 and 2004. The increase was attributable to increases in employee-related expenses of $2.6 million, promotional expenses of $550,000, consultant expenses of $435,000, facilities and communication expenses of $314,000 and travel expenses of $191,000. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and development expenses

Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses increased to $3.8 million from $1.4 million for the three months ended June 30, 2005 and 2004, respectively. The change was primarily the result of increases in employee-related expenses of $1.6 million and increases in consultant expenses of $563,000 and travel expenses of $116,000. Research and development headcount increased to 159 at June 30, 2005 from 64 at June 30, 2004. Research and development expenses increased to $6.4 million from $2.8 million for the six months ended June 30, 2005 and 2004, respectively. The change was primarily the result of increases in employee-related expenses of $2.3 million, consultant expenses of $685,000, equipment and depreciation expenses of $172,000, travel expenses of $148,000 and facilities and communication expenses of $126,000. We expect that research and development expenses will increase in future periods as we develop and introduce new products and services.

General and administrative expenses

General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses increased to $3.9 million from $2.4 million for the three months ended June 30, 2005 and 2004, respectively. The change was primarily the results of increases in employee-related expenses of $838,000, an increase in equipment and depreciation expenses of $209,000, increases in accounting and audit fees of $197,000 and consulting fees and temporary employee-related expenses of $124,000. Consulting fees and temporary employee-related expenses were primarily related to compliance activities in connection with the Sarbanes-Oxley Act of 2002. General and administrative headcount increased to 90 at June 30, 2005 from 51 at June 30, 2004. General and administrative expenses increased to $8.4 million from $4.6 million for the six months ended June 30, 2005 and 2004, respectively. The change was primarily the results of increases in employee-related expenses of $1.4 million, increases in accounting and audit fees of $655,000 and consulting fees and temporary employee-related expenses of $612,000 and an increase in equipment and depreciation expenses of $431,000. Consulting fees and temporary employee-related expenses were primarily related to compliance activities in connection with the Sarbanes-Oxley Act of 2002. We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses.

Terminated Acquisition Costs

On April 12, 2004, we entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. (“MDSI”) providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the three months ended June 30, 2004, we expensed approximately $2.0 million of acquisition-related costs.

Stock compensation expense

Deferred stock compensation related to stock option grants to employees and consultants was fully amortized at June 30, 2005. Deferred stock compensation was amortized on an accelerated basis over the vesting period of individual awards.

Interest income, net

Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments. Interest expense for the three and six months ended June 30, 2005 related to the short-term financing of insurance costs. Interest income net of interest expense increased to $729,000 from $329,000 in the three months ended June 30, 2005 and 2004, respectively, and increased to $1.3 million from $583,000 in the six months ended June 30, 2005 and 2004, respectively. The increases are the result of larger invested balances and higher rates of return during the 2005 periods.

Other income, net

During the three-month periods ended June 30, 2005 and 2004, other expense consisted primarily of net foreign currency translation gains related to our subsidiaries in India and the United Kingdom.

Benefit from Income Taxes

The benefit for income taxes differs from the amount computed by applying the statutory U.S. federal rate, principally due to prior period losses in the United States for which we have not provided. For the three and six months ended June 30, 2005, we have recorded a benefit for income taxes principally due to current and prior period losses in the United Kingdom.

Net (loss) income

We experienced a net loss of $937,000 for the three months ended June 30, 2005 compared to net income of $1.1 million for the three months ended June 30, 2004 and a net loss of $8.3 million for the six months ended June 30, 2005 compared to net income of $4.2 million for the six months ended June 30, 2004. Our operating costs increased to $25.3 million from $17.6 million for the three months ended June 30, 2005 and 2004, respectively, and increased to $53.3 million from $32.6 million for the six months ended June 30, 2005 and 2004, respectively. These increases in expenses were accompanied by increases in revenues to $20.6 million from $18.3 million for the three months ended June 30, 2005 and 2004, respectively, and increases in revenues to $40.6 million from $36.2 million for the six months ended June 30, 2005 and 2004, respectively.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we held $44.9 million of cash and cash equivalents and $63.3 million of short-term investments. Working capital totaled $108.2 million at June 30, 2005.

Net cash (used in) provided by operating activities was $(3.9) million and $4.5 million for the six months ended June 30, 2005 and 2004, respectively. The $8.4 million decrease in the net cash provided by operating activities reflects an increase in net loss of $12.5 million, which is offset by an increase of $3.9 million in non-cash charges. Non-cash charges to earnings included the in-process research and development, depreciation and amortization, deferred income taxes, provision for doubtful accounts and sales returns, and provision for inventory valuation. At June 30, 2005, approximately $942,000 of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of June 30, 2005 for any such amounts that may ultimately become uncollectible.

Net cash provided by investing activities during the six months ended June 30, 2005 was $33.1 million, which was comprised of $94.2 million in proceeds from sale of short-term investments offset by $54.2 million used to purchase short-term investments, $5.2 million used for the acquisition of Vidus, net of cash acquired, and the purchase of $1.7 million of property and equipment.

Net cash provided by financing activities decreased to $1.1 million from $2.4 million for the six months ended June 30, 2005 and 2004, respectively, due to a decrease in stock option exercises.

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

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of all payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows. The following table represents our fixed contractual obligations and commitments as of June 30, 2005 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$6,326	$1,569	$2,580	$2,177	$—
Inventory purchase commitments	7,559	7,559	—	—	—
Other purchase obligations	2,096	2,096	—	—	—

	$15,981	$11,224	$2,580	$2,177	$—

Other long-term liabilities in our consolidated balance sheet as of June 30, 2005 include a deferred rent liability of $403,000. The payments related to this amount are included in operating lease commitments above.

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

If the combined company fails to meet the challenges involved in integrating its operations and products successfully or otherwise fails to realize any of the anticipated benefits of the acquisition, then the results of operations of the combined company could be seriously harmed. Realizing the benefits of the acquisition, if any, will depend in part on the successful integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that could significantly disrupt the business of the combined company, and planning and predicting future growth rates, if any, and operating results will be more difficult for the combined company.

The combined company may not successfully integrate the operations of @Road and Vidus in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the acquisition to the extent, or in the timeframe, anticipated. The anticipated benefits of the acquisition are based on projections and assumptions, including successful integration, not actual experience. In addition to the integration risks discussed above, the combined company’s ability to realize those benefits could be adversely effected by practical, legal or accounting constraints.

We have incurred or expect to incur significant costs associated with the acquisition of Vidus.

In connection with the acquisition of Vidus, we have incurred estimated acquisition related costs of $2.6 million. There can be no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisition and the integration of the two companies.

Under the purchase method of accounting, we allocated the total estimated purchase price of $54.6 million to Vidus’ tangible assets, purchased technology and other intangible assets and liabilities assumed of Vidus based on their fair values as of the date of completion of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill becomes impaired; we may be required to incur material charges relating to the impairment of that asset. Any potential impairment charge could have a material impact on our results of operations and could have a material adverse effect on the market value of our common stock.

We have a history of losses, were recently profitable and may not regain or sustain profitability in the future.

We incurred a loss for the three months ended June 30, 2005. Although we were profitable for each of the three month periods ending September 30, 2003 through December 31, 2004, we have a history of losses since inception through the three month period ending June 30, 2003 and for the three month periods ending March 31, 2005 and June 30, 2005. As of June 30, 2005, we had an accumulated deficit of approximately $115.3 million. To regain profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may continue to incur losses in the future. To facilitate the sale of our MRM solutions, the fees for our proprietary hardware devices have often been at or below our costs. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may remain unprofitable.

We face competition from internal development teams of potential customers and from existing and potential competitors, and if we fail to compete effectively, our ability to acquire new customers could decrease, our revenues would decline and our business would suffer.

The markets for mobile resource management solutions and field service automation software are competitive and are expected to become even more competitive in the future. If we do not compete effectively, competition could harm our business and limit our ability to acquire new customers and grow revenues, which in turn could result in a loss of our market share and decline in revenues. We believe that our solutions face competition from a number of business productivity solutions, including:

• solutions developed internally by information technology staff, particularly by large customers or prospects;

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

We also face competition from our current and potential alliances, such as wireless carriers, that have developed or may develop their own solutions, solutions with captive and other suppliers or that support the marketing of solutions of other competitors.

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

If AT&T Wireless ceases to operate its Cellular Digital Packet Data network by September 30, 2005 and we are unable to migrate our customers to an alternate wireless network, our financial results could be adversely affected.

Beginning March 31, 2003, AT&T Wireless discontinued new sales of its CDPD service. In October 2004, AT&T Wireless was acquired by Cingular Wireless and is now a direct wholly owned subsidiary of Cingular Wireless. AT&T Wireless has also indicated that it expected to cease operating its CDPD network by June 30, 2005. We believe that AT&T Wireless has begun to terminate the CDPD network. We believe this will be done in several stages and will be completed by September 30, 2005. As of June 30, 2005 approximately 8,000 of our core subscribers have yet to complete negotiations with us for their migration plans from the AT&T Wireless CDPD network (“AT&T Subscribers”). We are working with the AT&T Subscribers to migrate them to an alternate wireless protocol. If the AT&T Wireless CDPD network is terminated, then the AT&T Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, the AT&T Subscribers would be unable to utilize our services. While we believe that we have the capability to transition all of the AT&T Subscribers to another protocol if all of the AT&T Subscribers choose to transition to another protocol, there can be no assurance that we will be able to migrate all such subscribers if they chose to transition at the same time. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results.

If, pursuant to its announcement, Verizon Wireless ceases to operate its Cellular Digital Packet Data network by the end of 2005 and we are unable to migrate our customers to an alternate wireless network, our financial results could be adversely affected.

Verizon Wireless has indicated that it expects to cease operating its CDPD network by the end of 2005. As of June 30, 2005, approximately 7,000 of our core subscribers have yet to complete negotiations with us for their migration plans from the Verizon Wireless CDPD network. Additionally, at June 30, 2005, Verizon Communications had approximately 16,000 subscribers to our services that were using the Verizon Wireless CDPD network (collectively with the 7,000 core subscribers, the "Verizon Subscribers"). At June 30, 2005, Verizon Communications had yet to determine its migration plans from the CDPD networks. We are working with the Verizon Subscribers to migrate them to an alternate wireless protocol. If the Verizon Wireless CDPD network is terminated, the Verizon Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, Verizon Subscribers would be unable to utilize our services. While we believe that we have the capability to transition all of the Verizon Subscribers to another protocol if all of the Verizon Subscribers choose to transition to another protocol, there can be no assurance that we will be able to migrate all such subscribers by December 31, 2005. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results.

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures over financial reporting. In addition, our independent registered public accounting firm must report on management’s evaluation as well as evaluate our internal control structure and procedures. Other than those disclosed in Part I, Item 4 herein, there can be no assurance that there may not be additional significant deficiencies or material weaknesses that we would be required to report in the future. In addition, we expect any required remediation, if applicable, to increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

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

Currently, our MRM solutions function on the following networks: General Packet Radio Services (“GPRS”), Code Division Multiple Access 1xRTT (“CDMA 1xRTT”), Integrated Digital Enhanced Networks (“IDEN”), Cellular Digital Packet Data (“CDPD”) and Enhanced Data Rates For Global Evolution (“EDGE”). These protocols cover only portions of the United States and Canada. If wireless communications providers abandon these protocols, such as the anticipated termination of CDPD networks, in favor of other types of wireless technology, we may not be able to provide services to our MRM customers. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of MRM customers who may wish to use our services outside the current cellular coverage area.

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

Our existing agreements with wireless communications providers may in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. In connection with ceasing operation of their CDPD networks, AT&T Wireless (which is now a direct wholly owned subsidiary of Cingular Wireless) and Verizon Wireless may seek to terminate or not to renew their contracts for CDPD service with us. If one or more of our wireless communications providers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless communications provider outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers on that network in that coverage area.

We depend on a limited number of third parties to manufacture and supply certain components of our solutions.

We rely on a limited number of sole suppliers for certain components of our solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for our solutions, we may be unable to find other suppliers and our business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers are Motorola, which supplies microcontrollers for use in our Internet Location Manager, Micronet, which supplies our Internet Data Terminal, and Everex, which supplies our Internet Wireless Manager.

Although we believe that we have sufficient quantities of microcontrollers and Internet Data Terminals to last the next twelve months, and we believe we have sufficient quantities of Internet Wireless Managers to meet our current obligations, if our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these products or components critical for our solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense, contract breaches and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

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

Our ability to grow and maintain profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our MRM customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tunnels blocking the transmission of data to and from wireless modems used with our solutions. These effects could make our services less reliable and less useful, and customer satisfaction could suffer.

We depend on Global Positioning System technology owned and controlled by others. If we do not have continued access to GPS technology or satellites, we will be unable to deliver our solutions and revenues will decrease.

Our MRM solutions rely on signals from Global Positioning System satellites built and maintained by the U.S. Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, and our products and services may cease to function and customer satisfaction would suffer.

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

We must develop our MRM solutions quickly to keep pace with the rapidly changing MRM market. Solutions that address this market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. We may be forced to delay commercial release of new solutions or updated versions of existing solutions until such errors or defects are corrected, and in some cases, we may need to implement enhancements to correct errors that were not detected until after deployment of our solutions. Even after testing and release, our solutions may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. Such customer dissatisfaction would damage our reputation and result in lost revenues, diverted development resources, and increased service and warranty costs.

The reporting of inaccurate location-relevant information could cause the loss of customers and expose us to legal liability.

The accurate reporting of location-relevant information is critical to our MRM customers’ businesses. If we fail to accurately report location-relevant information, we could lose customers, our reputation and ability to attract new customers could be harmed, and we could be exposed to legal liability. We may not have insurance adequate to cover losses we may incur as a result of these inaccuracies.

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

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States, Europe and India, as well as those of our customers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our solutions. These developments could have a material adverse effect on our business and the trading price of our common stock.

As of June 30, 2005, a limited number of stockholders own approximately 40% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of June 30, 2005, approximately 40% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and marketable securities. The carrying values approximate fair values as of June 30, 2005 and December 31, 2004. As of June 30, 2005, marketable securities consisted of $44.9 million with original maturity dates of 90 days or less and $63.3 million with original maturity dates of greater than 90 days. As of December 31, 2004, marketable securities consisted of $14.5 million with original maturity dates of 90 days or less and $103.2 million with original maturity dates of greater than 90 days.

	Carrying value at June 30, 2005	Average rate of return at June 30, 2005	Carrying value at December 31, 2004	Average rate of return at December 31, 2004
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash, cash equivalents and marketable securities
Cash and cash equivalents—variable rate	$3,860	1.8%	$3,022	1.3%
Money market funds—variable rate	10,471	3.0%	951	2.0%
Cash and cash equivalents—fixed rate	30,543	3.0%	10,521	2.3%

Total cash and cash equivalents	44,874	2.9%	14,494	2.1%
Marketable securities—fixed rate	63,309	2.9%	103,222	2.0%

Total cash, cash equivalents and marketable securities	$108,183	2.9%	$117,716	2.0%

Foreign Currency Exchange

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiaries in India and United Kingdom are denominated in Indian Rupees and British Pounds, respectively. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System digital receiver chips; Sierra Wireless, in Canada, provides the modem for some versions of the Internet Location Manager; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 5.4 percent.

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiaries in India and United Kingdom.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). A disclosure control system, no matter how well conceived and implemented, can provide only reasonable assurance that the objectives of such disclosure control system are satisfied. Because of the inherent limitations in all disclosure control systems, no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within the company have been detected. As part of our evaluation, we considered factors such as whether data, if any, concerning significant changes to the Company’s business, new agreements entered into during the quarter, changes in relationships with suppliers and customers, new resource commitments, litigation matters, the material weakness described below and changes in accounting interpretations were disclosed in connection with the disclosure committee’s investigation of such matters. In addition, we considered the comments, if any, of process owners regarding their awareness of any matters that could give rise to additional disclosure. Based upon that evaluation, as of June 30, 2005 our principal executive officer and principal financial officer have concluded, to the reasonable assurance level of certainty that a disclosure system can provide, that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so. There were no significant changes in our disclosure controls or in other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation.

Management’s Report on Internal Control over Financial Reporting

As part of our first quarter 2005 closing process and assessment of internal control over financial reporting, we identified an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board Auditing Standard No. 2. The material weakness occurred during the first quarter of 2005. The material weakness concerned our interpretation and implementation of various complex accounting principles in the area of unique non-recurring transactions, specifically (a) our recent acquisition of Vidus and (b) certain significant customer contracts.

With respect to the Vidus acquisition, the complex accounting principles included (i) accounting for acquisition and integration costs incurred by Vidus as a result of its acquisition by us, (ii) the valuation of Vidus’ deferred revenue, (iii) revenue recognition of a pre-existing customer contract and (iv) deferred tax liability, asset and valuation allowance. The phrase “certain significant customer contracts” refers to the pre-existing Vidus customer contract noted above and a customer contract to provide our mobile resource management solutions, which included more complex contractual elements than are typically found in our customer agreements. The material weakness related to these transactions including the process of determining the proper accounting to be applied to activities occurring under the agreements and, with respect to the Vidus acquisition, certain estimates and assumptions.

With respect to such unique non-recurring transactions, we performed additional analysis relating to accounting for such agreements in the context of preparing our financial statements. After dialogues with our independent registered public accountants and independent valuation specialists, we revised our accounting treatment and conclusions and estimates and made adjustments to the balances that we ultimately used in preparing our financial statements. Upon a determination that it was appropriate to make such adjustments, we concluded that we had a material weakness in our internal controls over financial reporting.

Changes to Internal Control over Financial Reporting

There have been changes to our internal controls over financial reporting during the second quarter of 2005.

As of June 30, 2005, the Company had not fully remediated the material weakness described above.  During the second quarter of 2005, we commenced implementation of a remediation plan to supplement our existing processes to (a) identify internally unique non-recurring transactions occurring during the quarter and (b) assess the accounting treatment to be used in connection with such transactions. These supplemental elements include (a) additional internal reviews of the underlying transactions and related accounting conclusions and (b) the use of external consulting expertise to provide additional advice relating to our accounting interpretations. The phrase “external consulting expertise” means that the Company would engage the services of an independent registered public accounting firm or third party with appropriate accounting knowledge and expertise.

To date, the Company has not incurred, nor does it expect to incur in the future, any material costs in connection with the remediation plan.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Based on our evaluation of these matters, we believe that these matters will not have a material adverse effect on our operations or financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 9, 2005, we held our annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

1.                                       The election of the following nominee to serve as a member of our Board of Directors:

Nominee	Votes in Favor	Votes Against
Charles E. Levine	46,920,109	2,820,432

2.                                       The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2005:

Votes in Favor: 49,391,194	Votes Against: 327,780	Votes Abstaining: 21,566

The names of each director whose term of office as a director continued after the annual meeting of stockholders are the following:

Krish Panu
Kris Chellam
Charles E. Levine
T. Peter Thomas

James W. Davis

Item 6. Exhibits.

10.53	Lease agreement among a subsidiary of Registrant, Prime Holdings Limited and Melbourne Business Court Management Company Limited, dated October 15, 2003

10.54	Lease agreement among a subsidiary of Registrant, Felaw Maltings Ipswich (No. 1) Limited, Felaw Maltings Ipswich (No. 2) Limited and Mars Pension Trustees Limited, dated December 9, 2004

10.55	Lease agreement among a subsidiary of Registrant, Felaw Maltings Ipswich (No. 1) Limited, Felaw Maltings Ipswich (No. 2) Limited and Mars Pension Trustees Limited, dated December 9, 2004

10.56	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004

10.57	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

@ROAD, INC.

By:	/s/ Michael Martini

Michael Martini
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: August 9, 2005

Exhibit Index

Exhibits

10.53	Lease agreement among a subsidiary of Registrant, Prime Holdings Limited and Melbourne Business Court Management Company Limited, dated October 15, 2003.

10.54	Lease agreement among a subsidiary of Registrant, Felaw Maltings Ipswich (No. 1) Limited, Felaw Maltings Ipswich (No. 2) Limited and Mars Pension Trustees Limited, dated December 9, 2004.

10.55	Lease agreement among a subsidiary of Registrant, Felaw Maltings Ipswich (No. 1) Limited, Felaw Maltings Ipswich (No. 2) Limited and Mars Pension Trustees Limited, dated December 9, 2004.

10.56	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004.

10.57	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.