Form 10-Q/A
period 2005-03-31
@ROAD, INC
filed 2005-08-18
CIK 1109537

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

EXPLANATORY NOTE

We are filing this Amendment #1 on Form 10-Q/A (this “Amendment”) in response to comments received by us from the Staff of the Securities and Exchange Commission (the “Staff”). This Amendment amends and replaces in its entirety our disclosure in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended on March 31, 2005, filed on May 10, 2005 (the “Report”).

Except to the extent expressly set forth herein, this Amendment speaks as of the original filing date of our Report and has not been updated to reflect events occurring subsequent to the original filing date other than those required to reflect the effects of the comments received by the Staff. Accordingly, this Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Report, including any amendments to those filings.

PART I

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). A disclosure control system, no matter how well conceived and implemented, can provide only reasonable assurance that the objectives of such disclosure control system are satisfied. Because of the inherent limitations in all disclosure control systems, no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within the company have been detected. As part of our evaluation, we considered factors such as whether data, if any, concerning significant changes to our business, new agreements entered into during the quarter, changes in relationships with suppliers and customers, new resource commitments, litigation matters, the material weakness described below and changes in accounting interpretations were disclosed in connection with our disclosure committee’s investigation of such matters in the course of preparing our filings with the Securities and Exchange Commission. In addition, we considered the comments, if any, of process owners regarding their awareness of any matters that could give rise to additional disclosure. Based upon that evaluation, as of March 31, 2005 our principal executive officer and principal financial officer have concluded, to the reasonable assurance level of certainty that a disclosure system can provide, that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so. There were no significant changes in our disclosure controls or in other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation.

Management’s Report on Internal Control over Financial Reporting

As part of our first quarter 2005 closing process and assessment of internal control over financial reporting, we identified an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board Auditing Standard No. 2. The material weakness commenced during the first quarter of 2005. The material weakness concerned our interpretation and implementation of various complex accounting principles in the area of unique non-recurring transactions, specifically (a) our recent acquisition of Vidus and (b) certain significant customer contracts.

With respect to the Vidus acquisition, the complex accounting principles included (i) accounting for acquisition and integration costs incurred by Vidus as a result of its acquisition by us, (ii) the valuation of Vidus’ deferred revenue, (iii) revenue recognition of a pre-existing customer contract and (iv) deferred tax liability, asset and valuation allowance. The phrase “certain significant customer contracts” refers to the pre-existing Vidus customer contract described in clause (iii) above and a customer contract to provide our mobile resource management solutions, which included more complex contractual elements than are typically found in our customer agreements. The material weakness related to these transactions including the process of determining the proper accounting to be applied to activities occurring under the agreements and, with respect to the Vidus acquisition, certain estimates and assumptions.

With respect to such unique non-recurring transactions, we performed additional analysis relating to accounting for such agreements in the context of preparing our financial statements. After dialogues with our independent registered public accountants and independent valuation specialists, we revised our accounting treatment and conclusions and estimates and made adjustments to the balances that we ultimately used in preparing our financial statements. Upon a determination that it was appropriate to make such adjustments, we concluded that we had a material weakness in our internal control over financial reporting.

Changes to Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the first quarter of 2005.

After March 31, 2005 and before the filing of the Report, we commenced implementation of a remediation plan to supplement our existing processes to (a) identify internally unique non-recurring transactions occurring during the quarter and (b) assess the accounting treatment to be used in connection with such transactions. These supplemental elements include (a) additional internal reviews of the underlying transactions and related accounting conclusions and (b) the use of external consulting expertise to provide additional advice relating to our accounting interpretations. The phrase “external consulting expertise” means that the Company would engage the services of an independent registered public accounting firm or third party with appropriate accounting knowledge and expertise.

To date, the Company has not incurred, nor does it expect to incur in the future, any material costs in connection with the remediation plan.

PART II. OTHER INFORMATION

Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment #1 to Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

@ROAD, INC.

By:	/s/ Mike Martini

Michael Martini
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: August 18, 2005

Exhibit Index

Exhibits

31.1  Rule 13a-14(a)/15d-14(a) Certification.

31.2  Rule 13a-14(a)/15d-14(a) Certification.