Form 10-Q
period 2005-09-30
@ROAD, INC
filed 2005-11-08
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒     No     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No     ☒

As of November 1, 2005 there were 61,062,843 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION	3
	Item 1. Financial Statements.	3
	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.	3
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004.	4
	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2005 and 2004 and the three months ended December 31, 2004.	5
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004.	6
	Notes to Condensed Consolidated Financial Statements.	7
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	37
	Item 4. Controls and Procedures.	38
PART II.	OTHER INFORMATION	39
	Item 1. Legal Proceedings.	39
	Item 6. Exhibits.	39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

@Road, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (unaudited)

	September 30,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$42,626	$14,494
Short-term investments	52,954	103,222
Accounts receivable, net	16,178	7,960
Inventories	5,568	3,593
Deferred product costs	19,029	11,104
Deferred tax assets	1,309	—
Prepaid expenses and other	2,959	1,542

Total current assets	140,623	141,915
Property and equipment, net	5,901	3,668
Deferred product costs	13,363	5,947
Deferred tax assets	39,955	—
Intangible assets, net	30,613	—
Goodwill	21,062	—
Other assets	246	680

Total assets	$251,763	$152,210

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,795	$5,666
Accrued liabilities	7,861	5,529
Deferred revenue and customer deposits	17,500	11,347

Total current liabilities	34,156	22,542
Deferred revenue	12,776	4,830
Deferred tax liabilities	683	—
Other long-term liabilities	487	2

Total liabilities	48,102	27,374

Commitments and contingencies (Note 10)

Preferred stock, $0.0001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 78 at September 31, 2005 and none at December 31, 2004	8,053	—

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 60,767 at September 30, 2005 and 54,805 at December 31, 2004	277,474	232,016
Notes receivable from stockholders	(8)	—
Accumulated other comprehensive loss	(65)	(179)
Accumulated deficit	(81,793)	(107,001)

Total stockholders’ equity	195,608	124,836

Total liabilities, redeemable preferred stock and stockholders’ equity	$251,763	$152,210

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues:
Hosted	$18,965	$19,102	$58,140	$55,325
Licensed	6,004	—	7,447	—

Total revenues	24,969	19,102	65,587	55,325

Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	10,238	8,582	28,989	25,619
Cost of licensed revenue (excluding intangibles amortization included below)	1,481	—	3,654	—
Intangibles amortization	1,010	7	2,477	28
Sales and marketing	5,496	2,929	15,975	9,122
Research and development	3,487	1,695	9,911	4,493
General and administrative	4,724	3,240	13,113	7,793
In-process research and development	—	—	5,640	—
Terminated acquisition costs	—	139	—	2,156
Stock compensation (*)	—	—	—	4

Total costs and expenses	26,436	16,592	79,759	49,215

(Loss) income from operations	(1,467)	2,510	(14,172)	6,110

Other income, net:
Interest income, net	781	426	2,128	1,009
Other expense, net	17	(6)	(135)	(13)

Total other income, net	798	420	1,993	996

Net (loss) income before tax	(669)	2,930	(12,179)	7,106
Benefit from income taxes	34,192	—	37,387	—

Net income	33,523	2,930	25,208	7,106
Preferred stock dividends	(124)	—	(305)	—

Net income attributable to common stockholders	$33,399	$2,930	$24,903	$7,106

Net income per share:
Basic	$0.55	$0.05	$0.42	$0.13

Diluted	$0.54	$0.05	$0.41	$0.12

Shares used in calculating net income per share:
Basic	60,740	54,498	59,571	54,156

Diluted	62,133	56,199	60,994	57,424

(*) Stock compensation:
Cost of hosted revenue	$—	$—	$—	$—
Cost of licensed revenue	—	—	—	—
Sales and marketing	—	—	—	1
Research and development	—	—	—	1
General and administrative	—	—	—	2

Total	$—	$—	$—	$4

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2005 and 2004

and the Three Months Ended December 31, 2004

(In thousands) (unaudited)

	Common Stock		Deferred Stock	Notes Receivable From	Accumulated Other Comprehensive	Accumulated	Stockholders’	Total Comprehensive
	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Income (Loss)
BALANCES, January 1, 2004	53,700	$228,441	$(4)	$(87)	$—	$(116,222)	$112,128
Net income						7,106	7,106	$7,106
Unrealized (loss) on short-term investments					(156)		(156)	(156)

Comprehensive income								$6,950

Shares issued under employee stock purchase plan	243	1,129					1,129
Exercise of stock options	589	1,328					1,328
Collection of notes receivable from stockholders				87			87
Amortization of deferred stock compensation			4				4

BALANCES, September 30, 2004	54,532	230,898	—	—	(156)	(109,116)	121,626
Net income						2,115	2,115	$2,115
Unrealized gain on short-term investments					(23)		(23)	(23)
								$2,092
Comprehensive income

Shares issued under employee stock purchase plan	221	1,006					1,006
Exercise of stock options	52	112					112

BALANCES, December 31, 2004	54,805	232,016	—	—	(179)	(107,001)	124,836
Net income						25,208	25,208	$25,208
Unrealized gain on short-term investments					114		114	114

Comprehensive income								$25,322

Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	37,699					37,699
Options issued upon acquisition of Vidus		531					531
Shares issued under employee stock purchase plan	295	849					849
Exercise of stock options	213	383					383
Issuance of notes receivable to stockholder				(11)			(11)
Collection of notes receivable from stockholder				3			3
Dividends on redeemable preferred stock		(305)					(305)
Tax benefit on the exercise of employee stock options (See Note 6)		6,301					6,301

BALANCES, September 30, 2005	60,767	$277,474	$—	$(8)	$(65)	$(81,793)	$195,608

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	25,208	7,106
Adjustments to reconcile net income to net cash provided by operating activities:
Tax benefit on the exercise of employee stock options	6,301	—
Deferred taxes	(43,688)	—
Depreciation and amortization	4,319	939
In-process research and development	5,640	—
Write-off of deferred acquisition costs	—	1,095
Loss on disposal of property and equipment	48	4
Amortization of deferred stock compensation	—	(27)
Provision (reversal) for inventory reserves	337	(546)
Provision for doubtful accounts and sales returns	58	—
Change in assets and liabilities, net of Vidus acquisition:
Accounts receivable	(6,607)	1,119
Inventories	(2,312)	(822)
Deferred product costs	(15,341)	932
Prepaid expenses and other	(571)	(116)
Accounts payable	2,589	(1,130)
Accrued and other liabilities	657	(387)
Deferred revenue and customer deposits	9,829	(565)

Net cash (used in) provided by operating activities	(13,533)	7,602

Cash flows from investing activities:
Purchase of property and equipment	(3,101)	(879)
Purchase of short-term investments	(75,341)	(123,016)
Proceeds from the sale of short-term investments	125,723	30,929
Acquisition of Vidus, net of cash acquired	(6,851)	—

Net cash provided by (used in) investing activities	40,430	(92,966)

Cash flows from financing activities:
Proceeds from sale of common stock	1,232	2,457
Proceeds from payments on notes receivable issued to stockholders	3	87

Net cash provided by financing activities	1,235	2,544

Net increase (decrease) in cash and cash equivalents	28,132	(82,820)
Cash and cash equivalents:
Beginning of period	14,494	103,669

End of period	42,626	20,849

Non-cash investing and financing activities:
Issuance of common stock, preferred stock and options in connection with the acquisition of Vidus	46,456	—
Dividends on redeemable preferred stock	305	—
Unrealized gain (loss) on short-term investments	114	(156)

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

The accompanying condensed consolidated financial statements were prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures made herein are adequate to make the information presented not misleading.

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

Certain Significant Risks and Uncertainties

The Company participates in a dynamic high-technology industry and believes that adverse changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: the ability of @Road to integrate Vidus operations successfully; the ability of @Road to accelerate or continue to grow as a result of its investment initiatives; the ability of @Road and its alliances to market, sell and support @Road solutions; the timing of purchasing and implementation decisions by prospects and customers; competition; the dependence of @Road on mobile data systems technology, wireless networks, network infrastructure and positioning systems owned and controlled by others; advances and trends in new technologies and industry standards; market acceptance of the Company’s existing or new solutions; development of sales channels; changes in third-party manufacturers, key suppliers, certain strategic or customer relationships; litigation or claims against the Company based on intellectual property, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Motorola is the sole supplier of microcontrollers and certain modems used in the Company’s products. Micronet is the sole supplier of our Internet Data Terminal.  Everex is the sole supplier of our Internet Location Manager - WiFi. The Company expects to rely on these suppliers as the sole source for these components and devices for the next several years.

Foreign Currency Transactions

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the period, non-monetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses have not been significant to date and are included in Other income, net.

Stock-Based Compensation

The Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method,

which calculates the compensation expense based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the option exercise price.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income as reported	$33,523	$2,930	$25,208	$7,106
Add: stock-based employee compensation expense included in reported net income, net of tax effect	—	—	—	4
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	441	(1,883)	(4,038)	(5,444)

Pro forma net income	33,964	1,047	21,170	1,666
Preferred stock dividends	(124)	—	(305)	—

Pro forma net income attributable to common stockholders	$33,840	$1,047	$20,865	$1,666

Basic net income per share:
As reported	$0.55	$0.05	$0.42	$0.13

Pro forma	$0.56	$0.02	$0.35	$0.03

Diluted net income (loss) per share:
As reported	$0.54	$0.05	$0.41	$0.12

Pro forma	$0.55	$0.02	$0.34	$0.03

On October 27, 2005, the Company accelerated the vesting of 811,110 stock options with exercise prices ranging from $6.40 to $14.58, being priced above the closing stock price on such date.  The Company will recognize pro forma compensation expense related to this acceleration of $5.0 million for the three months ended December 31, 2005.  The accelerated vesting of these stock options is expected to reduce the compensation expense associated with these options in future periods resulting from the adoption of SFAS No. 123 (revised 2004), Share-Based Payment.

The weighted average fair value of options granted in the three months ended September 30, 2005 and 2004, were $1.69 and $2.75, respectively. The weighted average fair value of options granted in the nine months ended September 30, 2005 and 2004, were $2.26 and $3.79, respectively. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following weighted average assumptions were used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock Option Plans:
Risk free interest rate	4.06%	3.47%	3.83%	3.37%
Expected volatility	77%	107%	86%	106%
Expected life (in years)	2.49	5.00	3.27	5.00
Expected dividend	$0.00	$0.00	$0.00	$0.00

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Employee Stock Purchase Plan:
Risk free interest rate	3.14%	1.11%	2.78%	1.06%
Expected volatility	57%	63%	77%	67%
Expected life (in years)	0.5	0.5	0.5	0.5
Expected dividend	$0.00	$0.00	$0.00	$0.00

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

The Company’s revenues are derived from two sources, hosted revenues and licensed revenues. Hosted revenues are derived from monthly fees for its MRM solutions and upfront or monthly fees for the hardware device enabling the MRM solution. Licensed revenues are derived from providing license, installation, training and post contract customer support services to end users.

Monthly fees for the Company’s MRM hosted solutions are recognized ratably over the minimum contract period, which commences (a) upon installation where customers have installed its proprietary hardware devices in mobile worker vehicles, or (b) upon the creation of subscription licenses and a customer account on its website where customers have elected to use its MRM solution with a location- or wireless application protocol- enabled mobile telephone. Upfront fees for the Company’s MRM hosted solution primarily consist of amounts for the Internet Location Manager, Internet Location Manager – WiFi, Internet Data Terminal or a ruggedized personal digital assistant. The Company defers upfront fees at installation and recognizes them ratably over the minimum contract period, generally two or three years. Renewal rates for its MRM solution are not considered priced at a bargain in comparison to the upfront fees (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). Changes to the pricing of the upfront fees for the Company’s MRM solutions in the future could result in the recognition of upfront fees over periods that extend beyond the minimum contract period. If the Company cannot objectively determine the fair value of any undelivered element included in hosted arrangements, it defers revenue until all elements are delivered, all services have been performed or fair value can objectively be determined.

Historically, the fees for the Company’s proprietary hardware devices have often been at or below its costs. If the fees for the hardware devices are above its costs, such excess is amortized ratably over the minimum contract period. If the fees for the hardware devices are below its costs, such amount is expensed as cost of hosted revenue at the time of shipment.

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

For arrangements with multiple elements, such as licenses and post-contract customer support services, the Company allocates revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold separately, and post-contract customer support services is additionally measured by the renewal rate. If the Company cannot objectively determine the fair value of any undelivered element included in license arrangements, it defers revenue until all elements are delivered, all services have been performed or fair value can objectively be determined. When the fair value of a license element has not been established, the Company uses the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and recognized as revenue.

Comprehensive (Loss) Income

SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources.  Accumulated other comprehensive loss was comprised of unrealized losses of $65,000 and $179,000 on short-term investments at September 30, 2005 and December 31, 2004, respectively.

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

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company conducted its initial annual impairment test as of August 31, 2005 and determined there was no impairment. There were no events or circumstances from that date through September 30, 2005 indicating that a further assessment was necessary.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS 123R), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of APB No. 43, Chapter 4 (SFAS 151). SFAS 151 clarifies that abnormal inventory costs such as the costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after July 1, 2005. The Company does not expect that the adoption of SFAS 151, which the Company will implement beginning on January 1, 2006, will have a material impact on its consolidated statement of operations and financial condition.

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

Note 2 — Basic and Diluted Net Income per Share

Basic net income per share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common stockholders for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are included in diluted net income per share (using the treasury stock method) to the extent such shares are dilutive. Potentially dilutive shares that are anti-dilutive, as calculated based on the weighted average closing price of the Company’s common stock for the period, are excluded from the calculation of diluted net income per share. Common share equivalents are excluded from the computation in loss periods, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Net income attributable to common stockholders (numerator)	$33,399	$2,930	$24,903	$7,106
Shares (denominator):
Basic
Weighted average common shares outstanding	60,740	54,498	59,571	54,161
Weighted average common shares outstanding subject to repurchase	—	—	—	(5)

Shares used in computation	60,740	54,498	59,571	54,156
Diluted
Dilution impact from option equivalent shares	1,350	1,663	1,399	3,233
Dilution impact from employee stock purchase plan	43	38	24	30
Add back weighted average common shares subject to repurchase	—	—	—	5

Shares used in computation	62,133	56,199	60,994	57,424

Net income per share
Basic	$0.55	$0.05	$0.42	$0.13
Diluted	$0.54	$0.05	$0.41	$0.12

Employee stock options to purchase approximately 5.1 million shares with a weighted average exercise price of $6.81 and approximately 3.9 million shares with a weighted average exercise price of $8.10 for the three months ended September 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.  Employee stock options to purchase approximately 4.9 million shares with a weighted average exercise price of $7.05 and approximately 1.7 million shares with a weighted average exercise price of $11.11 for the nine months ended September 30, 2005 and 2004, respectively, were outstanding, but were not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.

Note 3 — Acquisition of Vidus

On February 18, 2005, the Company completed the acquisition of Vidus Limited (“Vidus”) in a transaction accounted for as a business combination using the purchase method. As consideration for the acquisition, the Company issued approximately 5.5 million shares of its common stock valued at $38.2 million, newly created redeemable preferred stock (“preferred stock”) in face amount of approximately $7.7 million, extinguished for cash existing debt of approximately $5.5 million in exchange for all of the outstanding shares of Vidus capital stock, and issued approximately 146,000 vested options with a fair value of $531,000. Under the terms of the stock option grants, each option has been classified as a non-qualified stock option, is fully vested, has an exercise price ranging from $0.67 to $2.00 per share and has a one-year term. The Company incurred acquisition related costs of $2.6 million, of which $478,000 was allocated to the issuance of common stock. The purchase price of approximately $54.6 million was preliminarily allocated among the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The total estimated consideration is subject to an adjustment if the average closing price of the Company’s common stock for any ten consecutive trading days during the 12 month period ending September 25, 2006 does not meet at least an average price per share of $7.00. The fair value of the Company’s common stock was derived from this guaranteed market price per share of $7.00.  The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 96%, expected life of one year and a risk-free interest rate of 3.09%.

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

Fair value of net tangible liabilities assumed	$(2,575)
Intangible assets acquired:
Core developed technology	18,410
Order backlog	5,500
Customer relationships	3,660
Trademarks and trade names	5,520

33,090

In-process research and development	5,640
Costs allocated to common stock issued	478
Deferred tax liability, net	(3,107)
Goodwill	21,062

Purchase price	$54,588

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

Trademarks and trade names. Vidus and its product name, taskforce, have strong name recognition in European field service management, telecommunications, cable, and utilities markets. To estimate the fair value of the trademarks and trade names, an income approach was used with a discount rate of 40%. The Company expects to continue to produce and market the taskforce product and utilize the Vidus trade name in Europe. Therefore, an analysis of various economic factors indicated there was no limit to the period of time the trademark and trade names would contribute to future cash flows. Because cash flow is expected to continue indefinitely, the trademark and trade names are not being amortized, but tested for impairment annually and whenever events indicate that an impairment may have occurred.

In-process research and development. Development projects that had reached technological feasibility were classified as developed technology, and the value assigned to developed technology was capitalized. In-process research and development of approximately $5.6 million reflected research projects that had not reached technological feasibility or had no alternative future use at the time of the acquisition and was immediately expensed. In order to achieve technological feasibility, the Company estimated the hours required to complete the projects to cost approximately $5.7 million. The Company estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows attributable to the technology once it had reached technological feasibility using a discount rate of 40%. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time expected to be incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 80% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in fiscal 2005.

Goodwill. Goodwill of approximately $21.1 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition allows the Company to integrate its technology with Vidus’ technology for dynamic scheduling, dispatching, routing and appointment booking of mobile workers, cross-sell the companies’ solutions and further develop the combined technologies to provide customers with seamlessly integrated solutions. The acquisition also creates the ability to expand the Company’s business to Europe and other international markets. These opportunities, along with the ability to hire the Vidus workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. In accordance with SFAS 142, the Company is not amortizing goodwill. The Company will carry the goodwill at cost and test it for impairment annually and whenever events indicate that an impairment may have occurred. The goodwill and intangible assets were allocated to the licensed reporting segment.  The goodwill is not deductible for tax purposes.

The results of operations of Vidus are included in the Company’s Consolidated Statement of Operations from the date of the acquisition. If the Company had acquired Vidus at the beginning of the periods presented, the Company’s unaudited pro forma revenue, net income (loss), net income (loss) attributable to common stockholders and net income (loss) per share would have been as follows (in thousands, except per share amount):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenue	$24,969	$19,755	$66,280	$60,337
Net income (loss)	33,523	(2,004)	22,523	(4,863)
Net income (loss) attributable to common stockholders	33,399	(2,128)	22,149	(5,239)
Net income (loss) per share (basic)	0.55	(0.04)	0.37	(0.09)
Net income (loss) per share (diluted)	0.54	(0.04)	0.36	(0.09)
Shares used in computing net income (loss) per share (basic)	60,740	59,952	60,530	59,610
Shares used in computing net income (loss) per share (diluted)	62,133	59,952	61,953	59,610

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of Vidus had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date. These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of Vidus or the costs of achieving these cost savings, operating synergies, and revenue enhancements.  The in-process research and development charge of approximately $5.6 million is included in the net loss attributable to common stockholders for the nine months ended September 30, 2005 and excluded for the three months ended September 30, 2005 and three and nine months ended September 30, 2004.

Note 4 — Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

Intangible assets were as follows (in thousands):

	As of September 30, 2005			As of December 31, 2004
	Carrying Amount	Accumulated Depreciation	Net	Carrying Amount	Accumulated Depreciation	Net
Amortized intangible assets:
Core developed technology	$23,462	$(6,181)	$17,281	$5,052	$(5,052)	$—
Order backlog	5,500	(1,124)	4,376	—	—	—
Customer relationships	3,660	(224)	3,436	—	—	—

Total	32,622	(7,529)	25,093	5,052	(5,052)	—

Unamortized intangible assets:
Trademarks and trade names	5,520	—	5,520	—	—	—

Total intangible assets	$38,142	$(7,529)	$30,613	$5,052	$(5,052)	$—

For the three months ended September 30, 2005 and 2004, amortization of intangible assets was $1.0 million and $7,000, respectively, and for the nine months ended September 30, 2005 and 2004, amortization of intangible assets was $2.5 million and $28,000, respectively. The estimated future amortization expense of purchased intangible assets as of September 30, 2005 is as follows (in thousands):

Remainder of 2005	$1,010
2006	4,040
2007	4,041
2008	2,458
2009	2,207
Thereafter	11,337

Total	$25,093

Note 5 — Short-Term Investments

Short-term investments included the following available-for-sale securities at September 30, 2005 and December 31, 2004 (in thousands):

	September 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$42,465	$—	$(63)	$42,402
Municipal debt securities	6,849	2	(3)	6,848
Corporate debt securities	3,705	—	(1)	3,704

Total	$53,019	$2	$(67)	$52,954

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value

U.S. Government debt securities	$51,782	$—	$(124)	$51,658
Municipal debt securities	31,354	2	(4)	31,352
Corporate debt securities	20,265	—	(53)	20,212

Total	$103,401	$2	$(181)	$103,222

Note 6 – Income Taxes

For the three and nine months ended September 30, 2005 the Company recorded an income tax benefit of $34.2 million and $37.4, respectively. Each of these periods reflects the reversal of a valuation allowance in the amount of $41.3 million resulting from the Company's determination that it is more likely than not that such future tax benefits will be realized as a result of current and estimated future taxable income. Of this valuation allowance reversal, approximately $6.3 million represented tax benefits generated as a result of the exercise of employee stock options and was accordingly recorded as a contribution to common stock.  The deferred tax liability of $683,000 consists of deferred tax liabilities in the United Kingdom relating to intangible assets.

Note 7 — Balance Sheet Components

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of cost (average cost) or fair market value and consisted of (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$920	$1,025
Work in process	2,655	746
Finished goods	1,993	1,822

Total	$5,568	$3,593

Property and equipment, net consisted of (in thousands):

	September 30, 2005	December 31, 2004
Computers and software	$16,168	$13,196
Manufacturing and office equipment	700	352
Furniture and fixtures	474	494
Leasehold improvements	693	307

Total	$18,035	$14,349
Accumulated depreciation and amortization	(12,134)	(10,681)

Property and equipment, net	$5,901	$3,668

Accrued liabilities consisted of (in thousands):

	September 30, 2005	December 31, 2004
Accrued operating expenses	$4,580	$2,278
Accrued compensation and related benefits	3,096	2,855
Accrued installation charges	185	396

Total	$7,861	$5,529

Note 8 — Redeemable Preferred Stock

On February 18, 2005, the Board of Directors of the Company authorized the creation of four series of preferred stock and designated approximately 44,000, 44,000, 5,000, and 5,000 shares as Series A-1, A-2, B-1, and B-2 preferred stock, respectively, of which approximately 24,000, 44,000, 5,000, and 5,000 shares of Series A-1, A-2, B-1, and B-2 preferred stock, respectively, were issued and outstanding as of September 30, 2005.

Dividends

The holders of the Series A-1, A-2, B-1, and B-2 preferred stock are entitled to receive dividends at the rate of $6.50 per share annually.  The dividends accrue day to day, whether or not earned or declared, from February 18, 2005. The dividends are payable when and if declared by the Board of Directors. Any accumulation of unpaid dividends on the preferred stock does not bear interest.

Redemption

The holders of the Series A-1 and B-1 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2006, and the holders of the Series A-2 and B-2 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2007.

Each share of Series A-1 and A-2 preferred stock is redeemable for an amount equal to (i) $100 plus (ii) all declared or accumulated but unpaid dividends. Each share of Series B-1 and B-2 preferred stock is redeemable for an amount equal to (i) $100, plus (ii) all declared or accumulated but unpaid dividends, plus (iii) additional consideration if the Company’s common stock’s average closing sales price per share is not at least $7.00 for any 10 consecutive trading day period during a one year period ending September 25, 2006.

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

Voting

Each outstanding share of preferred stock is entitled to eleven (11) votes on all matters, voting with the shares of common stock as a class.

The following table illustrates the activity for each series of preferred stock through September 30, 2005 (in thousands):

	Series A-1	Series A-2	Series B-1	Series B-2	Total
Issued	$2,352	$4,424	$486	$486	$7,748
Amounts accrued for dividends for the three months ending June 30, 2005	54	103	12	12	181

Balance, June 30, 2005	2,406	4,527	498	498	7,929
Amounts accrued for dividends for the three months ending September 30, 2005	37	71	8	8	124

Balance, September 30, 2005	$2,443	$4,598	$506	$506	$8,053

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

Effective with the acquisition of Vidus, the Company reports the results of its operations in two segments: Hosted and Licensed. The segments are managed separately because each offers different products and serves different markets. The Hosted segment provides MRM solutions that provide location, reporting, dispatch, messaging, and other management services. The Licensed segment provides customers with the Company’s taskforce product offering, a field service automation software solution which is designed to enable a predictable and reliable customer experience from commitment to service fulfillment; and to help synchronize the call center and field service operations.

Hosted revenues are derived from monthly fees for the Company’s MRM solution and monthly or upfront fees for the hardware device enabling the MRM solution. Licensed revenues are derived from license fees, installation fees and training and post contract customer support services to end users.

Information about operations by reporting segment is as follows (in thousands):

	Three Months Ended September 30,
	2005			2004
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated

Net revenue from external customers	$18,965	$6,004	$24,969	$19,102	$—	$19,102
Cost of revenue	10,238	1,481	11,719	8,582	—	8,582
Intangibles amortization	—	1,010	1,010	7	—	7

Gross profit	8,727	3,513	12,240	10,513	—	10,513

Gross margin percentage	46%	59%	49%	55%	—%	55%

(Loss) income before income taxes	(568)	(101)	(669)	2,930	—	2,930
Benefit from (provision for) income taxes	34,963	(771)	34,192	—	—

Net income (loss)	$34,395	$(872)	$33,523	$2,930	$—	$2,930

Depreciation	$503	$192	$695	$316	$—	$316

	Nine Months Ended September 30,
	2005			2004
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated

Net revenue from external customers	$58,140	$7,447	$65,587	$55,325	$—	$55,325
Cost of revenue	28,989	3,654	32,643	25,619	—	25,619
Intangibles amortization	—	2,477	2,477	28	—	28

Gross profit	29,151	1,316	30,467	29,678	—	29,678

Gross margin percentage	50%	18%	46%	54%	—%	54%

Net income (loss) before income taxes	1,701	(13,880)	(12,179)	7,106	—	7,106
Benefit from income taxes	34,963	2,424	37,387	—	—	—

Net income (loss)	$36,664	$(11,456)	$25,208	$7,106	$—	$7,106

Depreciation	$1,446	$397	$1,843	$911	$—	$911

Revenues are attributed to countries based on the location of the customer.  The distribution of revenue by geographic area was summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue from Unaffiliated Customers:
United States and Canada	$19,240	$19,102	$58,415	$55,325
Europe	5,729	—	7,172	—

	$24,969	$19,102	$65,587	$55,325

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned.  The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	September 30,	December 31,
	2005	2004
Long-Lived Assets, Net:
United States	$58,139	$10,039
United Kingdom	52,692	—
India	309	256

	$111,140	$10,295

Note 10 — Commitments and Contingencies

Lease Commitments

The following table represents the future minimum lease payments under non-cancelable operating leases as of September 30, 2005 (in thousands):

Remainder of 2005	$454
2006	1,303
2007	1,281
2008	1,232
2009	1,110
Thereafter	476

Total minimum lease payments	$5,856

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was approximately $598,000 and $332,000 for the three months ended September 30, 2005 and 2004, respectively, and approximately $1.9 million and $995,000 for the nine months ended September 30, 2005 and 2004, respectively.

Contingencies

It is expected that Verizon Wireless will cease operating its CDPD network at the end of 2005. The Company is in discussions with Verizon Wireless to minimize any disruption to the delivery of its services to @Road customers. The Company has notified customers comprising substantially all of the subscribers whose service would be affected by the proposed termination of this CDPD network. At September 30, 2005, approximately 3,500 of the Company’s core subscribers have yet to complete negotiations with the Company for their migration plans from this CDPD network.  Additionally, at September 30, 2005, Verizon Communications, which represents approximately 16,000 additional subscribers, has yet to determine its migration plans from the CDPD network.

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

Other Contingencies

The Company from time to time enters into certain types of agreements that contingently require it to indemnify parties against third party claims. These agreements primarily relate to: (i) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) certain agreements under which the Company indemnifies customers and other third parties for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Such indemnification provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, the Company has not incurred any costs related to any claims under such indemnification provisions.

The terms of such obligations vary. Because the amounts of the obligation in these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of September 30, 2005.

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

The Company also provides its European customers with a European Union statutory warranty of 90 days. If the warranty is invoked, the Company may be required to correct errors in its software rather than refund any fees under the arrangement. As of September 30, 2005, this warranty has not been invoked by any of the Company’s customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Except for the historical information contained herein, the matters discussed in this Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect the Company’s operating results and could cause the Company’s actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by, or on behalf of, the Company, and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Form 10-Q and in our other filings with the SEC.

Overview

@Road is a leading global provider of solutions designed to automate the management of mobile resources and to optimize the service delivery process for our customers. By providing Mobile Resource Management (“MRM”) infrastructure integrating wireless communications, location-based technologies, software applications, transaction processing and the Internet, @Road solutions provide a secure, scalable, upgradeable, enterprise-class platform, offered in hosted, on-premise or hybrid environments that connect mobile workers in the field to corporate data on-demand.

@Road combines three elements of MRM—Field Force Management, Field Service Management and Field Asset Management—to create solutions for a variety of industries, including transportation, telecommunications, facilities, utilities, construction and field services. Our solutions can be summarized as follows:

•      Field Force Management: Through the integration of wireless, Global Positioning System (GPS), satellite and Internet technologies, @Road Field Force Management solutions are designed to connect mobile workers in the field to corporate data on demand. @Road software products are designed to help customers measure overall mobile workforce performance and are designed to help reduce costs and maximize return on investment.

•      Field Service Management: The @Road taskforceSM software is designed to help service providers deliver high quality service to their customers. @Road Field Service Management solutions provide companies with a current view across their field service resource network so they can offer improved scheduling, routing and customer service.

•      Field Asset Management: @Road solutions such as vehicle diagnostics and vehicle sensors are designed to help customers manage their mobile assets. Whether a company wants to determine when vehicles are due for service, track inventory in remote vehicles, or receive alerts when a mobile worker is having engine trouble, @Road solutions help to minimize costs, maximize warranties, and manage the mobile worker’s assets.

Our MRM solutions are designed to be easy to implement and use, and to provide a secure, scalable and upgradeable platform. Our customers can manage their mobile workers in several ways, including by logging onto our web site, receiving data directly into their existing software applications, accessing our speech-to-text voice portal by telephone, or requesting information from our data centers using application programming interfaces.

From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our MRM solutions, including development of GPS technologies, recruiting personnel and raising capital. We did not recognize any revenue prior to June 1998, and our expenses consisted of research and development, sales and marketing, and general and administrative expenses. In 1998, we expanded our strategy and redirected our focus to provide location-relevant and time-sensitive information solutions to companies managing mobile resources. In the second half of 1998, we introduced the first version of a MRM solution that is now called @Road GeoManagerSM iLM®, which provides location, reporting, dispatch, messaging, and other management services to help companies efficiently manage their mobile resources. Subsequent to the introduction of @Road GeoManager iLM, we have introduced a number of new MRM solutions, such as:

•      @Road GeoManager PESM: a hand-held MRM solution that uses a location-enabled mobile telephone to provide the @Road GeoManager service.

•      @Road PathwaySM iLM: a mid-level in-vehicle MRM solution that delivers metrics to measure mobile workforce performance and manage compliance with business rules.

•      @Road Pathway PESM: a hand-held MRM solution that uses a location-enabled mobile telephone to provide the @Road Pathway iLM service.

•      @Road PorticoSM iLM: an entry-level in-vehicle offering providing a cost-effective MRM solution.

In addition, we have developed and packaged a specified set of MRM solutions for three of our target vertical markets. These application suites are designed to provide industry-appropriate solutions. We currently offer the following solution suites:

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

We commence implementation of our MRM solutions with the deployment of a hardware device to each of the customer’s mobile resources. We call each mobile resource with such a hardware device a ‘‘subscriber.’’ Our services operate with three hardware device types:

•      In-Vehicle: Our proprietary Internet Location Manager (“iLM”) hardware device integrates a GPS receiver and a wireless modem with embedded operating and diagnostic software. We offer several models of iLM devices. An iLM is installed in a mobile worker’s vehicle. Installation is typically completed in less than one hour and is performed by our subcontracted installation agents.

•      In-Vehicle—Wi-Fi: Our proprietary Internet Location Manager—Wi-Fi (“iLM-W”) hardware device integrates a GPS receiver, a wireless modem and a Wi-Fi transmitter with embedded operating and diagnostic software. We currently offer one iLM-W device model, but plan to offer different models in the future. An iLM-W is installed in a mobile worker’s vehicle. Installation is typically completed in less than one hour and is performed by our subcontracted installation agents.

•      Hand-held: @Road works with several wireless carriers to offer our solutions on location-enabled or wireless application protocol-enabled mobile telephones. Customers download our software into these mobile telephones as part of implementing our solutions.

These hardware devices send and receive a variety of information from time to time and on demand. Such data includes location, velocity, time, operational diagnostics and business information. These data are transmitted to our data centers using wireless networks and the Internet. If a wireless connection to a hardware device is not available, then the hardware device will typically store up to five days of captured data and seek to transmit the data when a wireless connection is available.

In February 2005, we completed the acquisition of Vidus (“Vidus”). Vidus' Field Service Management software solution, taskforce, is designed to help service providers deliver high quality service to their customers. This solution provides companies with a current view across the field service resource network so they can offer improved scheduling, routing and customer service.

We offer taskforce as a licensed software solution, but expect to offer it on a managed services basis and hosted basis in the future. Customer arrangements for the customizable taskforce solution typically include a licensing fee, installation, training and post-contract customer support services to end users.

Since 1998, we have derived substantially all of our revenues from the sale of our MRM solutions. Our customers generally contract to receive our MRM solutions for terms of one to five years, and are provided the option to purchase enhanced service features for additional fees. Upon the completion of the initial term of a customer’s contract, the customer’s service continues on a month-to-month basis. Our hosted revenue is comprised of monthly fees for our MRM solution, and upfront or monthly fees for the in-vehicle hardware device enabling the mobile resource to utilize our MRM solution. As more customers use our MRM solutions, the impact on our hosted revenue is compounded. Our licensed revenue is comprised of license, installation and related post-contract customer support fees for our taskforce software solution.

To date, we have not sold our MRM solutions outside the United States and Canada; however, we intend to expand our MRM solutions to additional countries in the future. We have sold and currently sell our taskforce solution in the United States and Europe. Verizon Communications represented 12% and 14% and British Telecommunications plc (BT) represented 18% and 7% of our total revenues for the three and nine months ended September 30, 2005, respectively. Verizon Communications represented 18% of our total revenues for the three and nine months ended September 30, 2004.

Since our inception, we have invested substantially in research and development, marketing, the building of our sales channels and our overall infrastructure. We anticipate that such investments may increase in the future. We incurred a loss before tax in the quarter ending September 30, 2005 and incurred losses in each quarter from inception through the quarter ending September 30, 2003. We may incur net losses in the future. At September 30, 2005, we had an accumulated deficit of $81.8 million. We may not sustain profitability on a quarterly or annual basis.

Verizon Wireless is expected to cease operating its CDPD network on December 31, 2005. We are in discussions with Verizon Wireless to minimize any disruption to the delivery of our services to our customers. We have notified customers comprising substantially all of the subscribers whose services would be affected by the proposed termination of this CDPD network. At September 30, 2005, approximately 3,500 of our core subscribers have yet to complete negotiations with us for their migration plans from this CDPD network. Additionally, at September 30, 2005, Verizon Communications, which represents approximately 16,000 additional subscribers, has yet to determine its migration plans from the CDPD network.

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

Critical accounting policies

Financial Reporting Release No. 60, which was released by the SEC in January 2002, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Included in Note 1 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2004 filed on Form 10-K is a summary of the significant accounting policies and methods that we use. The following is a discussion of the more significant of these policies and methods.

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

Monthly fees for our MRM hosted solutions are recognized ratably over the minimum contract period, which commences (a) upon installation where customers have installed our proprietary hardware devices in mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our MRM solution with a location- or wireless application protocol- enabled mobile telephone. Upfront fees for our MRM hosted solution primarily consist of amounts for the Internet Location Manager, Internet Data Terminal, Internet Location Manager - WiFi or a ruggedized personal digital assistant. We defer upfront fees at installation and recognize them ratably over the minimum contract period, generally one to five years. Renewal rates for our MRM solution are not considered priced at a bargain in comparison to the upfront fees (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). Changes to the pricing of the upfront and monthly fees for our MRM solutions in the future could result in the recognition of upfront fees over periods that extend beyond the minimum contract period.

If we cannot objectively determine the fair value of any undelivered element included in hosted arrangements, we defer revenue until all elements are delivered, all services have been performed or fair value can objectively be determined.

Historically, the fees for our proprietary hardware devices have often been at or below our costs. If the fees for the hardware devices are above our costs, such excess is amortized ratably over the minimum contract period. If the fees for the hardware devices are below our costs, such amount is expensed to cost of hosted revenue at the time of shipment.

For arrangements with multiple elements, such as licenses, customization services and post-contract customer support services, we allocate revenue to each element of a transaction based upon its fair value as determined in reliance on vendor specific objective evidence. Vendor specific objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold separately, and post-contract customer support services is additionally measured by the renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until  the earliest to occur of: 1) all elements are delivered, 2) all services have been performed or when only post-contract customer support services remain to be delivered, or 3) fair value can objectively be determined. When the fair value of a delivered element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue.

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

At September 30, 2005 our goodwill totaled $21.1 million and our identifiable intangible assets totaled $30.6 million. In accordance with the provisions of SFAS 142, we assess the impairment of goodwill and indefinite lived identifiable intangible assets of our reportable units annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We conducted our initial annual impairment test as of August 31, 2005 and determined there was no impairment. There were no events or circumstances from that date through September 30, 2005 indicating that a further assessment was necessary.

Allowances for doubtful accounts

Historically, we have had a significant number of small- to medium-sized companies utilizing our solutions. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30 to 45 day payment terms. When customers contract with us, we assess their creditworthiness.

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

Income taxes

We have substantial deferred tax assets that relate to prior periods losses, primarily in the United States and the United Kingdom.  We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets.  In both jurisdictions, we have concluded that it is more likely than not that we will generate sufficient future taxable income to realize these assets.  With respect to approximately $41.3 million of our deferred tax assets, we made this determination in the three months ended September 30, 2005 resulting in the reversal of the valuation allowance.

This evaluation of whether it is more likely than not that such deferred tax assets will be realized must be continuously evaluated. Accordingly the occurrence of negative evidence regarding our deferred tax assets could result in a future need for a valuation allowance, which could have a material effect on our results of operations.

RESULTS OF OPERATIONS

The three and nine months ended September 30, 2005 and 2004.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Hosted revenues	$18,965	$19,102	$58,140	$55,325

Cost of hosted revenue (excluding intangibles amortization included below)	10,238	8,582	28,989	25,619
Intangibles amortization	—	7	—	28

Total cost of hosted revenue	10,238	8,589	28,989	25,647

Hosted gross profit	$8,727	$10,513	$29,151	$29,678

Hosted gross margin percentage	46%	55%	50%	54%

Hosted revenues

Hosted revenues decreased 1% for the three months ended September 30, 2005 from the same period in 2004 as a result of decreased revenue per subscriber. Hosted revenues increased 5% for the nine months ended September 30, 2005 from the same period in 2004, primarily the result of an 8% growth in customers using our services, partially offset by the decreased revenue per subscriber. In addition to customer growth, our hosted revenues are affected by a number of factors, including the rate at which service features or add-ons are adopted, the pricing associated with the size and term of customer contracts, and purchases of our hardware devices. Given the fixed nature of our arrangements with our customers and ratable revenue recognition, the impact on revenues of changes in current prices for hosted solutions is tempered. This is because revenues from new pricing are layered on top of revenues from existing customers.

As new customers purchase our hardware devices or as existing customers choose to purchase new hardware devices, the amount of deferred revenue recognized ratably over the minimum contract period increases. This effect is tempered by customers purchasing solutions that are deployed through the use of a location- or wireless application protocol-enabled mobile telephone installed with our software application because we do not sell those devices and, therefore, do not recognize any revenues for such device sales. A similar tempering effect may occur upon completion of the initial term of a customer’s contract because recognition of deferred revenue is complete and those customers may then renew their agreements for future services without the purchase of new hardware devices.

Average monthly hosted revenue per subscription was approximately $43.29 for the three months ended September 30, 2005, down from $49.30 for the same period in 2004. Average monthly hosted revenue per subscription was approximately $46.52 for the nine months ended September 30, 2005, down from $47.88 for the same period in 2004. The decreases of $6.01 and $1.36 primarily resulted from the price changes associated with the types of services and size and term of contracts for new customers as those revenues were layered on top of the revenues from existing customers.

Underlying price changes is a trend related to the variety of wireless protocols we now offer customers, including General Packet Radio Services, Code Division Multiple Access 1xRTT, the Integrated Digital Enhanced Network and Enhanced Data for Global Evolution. We describe those arrangements in which customers contract directly with wireless carriers for the wireless airtime component of our solutions as “unbundled”. Conversely, we describe arrangements in which we contract directly with customers for the wireless airtime portion as “bundled”. The nature of our relationship with the wireless carriers dictates whether we will be entering into a bundled or unbundled arrangement with the customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific customer area of operation. Additionally, we are generally indifferent as to whether a bundled or unbundled arrangement results with a new customer because we have priced our solutions such that a similar contribution to gross profits results from either arrangement. We have observed an increase in the proportion of new subscribers being added on an unbundled basis, resulting in decreased revenue from such customers. We expect that this trend will continue through the next 12 to 18 months.

Cost of hosted revenue (excluding intangibles amortization)

Cost of hosted revenue consists of the amortization of the deferred cost of the iLM, iLM-W, and related parts or peripheral devices to the iLM or iLM-W; costs associated with the final assembly, testing, provisioning, delivery and installation of hardware, and other costs such as provisions for inventory and repair costs; and expenses related to the delivery and support of our MRM solutions. Cost of hosted revenue increased to $10.2 million from $8.6 million for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily the result of increases in employee-related expenses of $679,000, amortization of deferred product costs of $426,000, facilities and communication expenses of $291,000, product repair and refurbishment costs of $220,000 and provision for inventory valuation of $180,000, partially offset by a decrease in direct service delivery expenses of $575,000. Cost of hosted revenue headcount increased to 202 at September 30, 2005 from 141 at September 30, 2004, respectively. We expect cost of hosted revenue to increase during the next 12 months, primarily resulting from headcount increases.

Cost of hosted revenue increased to $29.0 million from $25.6 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily the result of increases in employee-related expenses of $1.6 million, amortization of deferred product costs of $1.1 million, facilities and communication expenses of $710,000, product repair and refurbishment costs of $565,000, provision of inventory valuation of $364,000 and equipment and depreciation expenses of $291,000, partially offset by a decrease in direct service delivery expenses of $1.9 million.

Intangibles amortization

Intangibles amortization relates to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com, Inc. in September 2002. The costs were amortized over their estimated useful lives of three and two years, respectively. As of September 30, 2005, these intangibles were fully amortized.

Hosted gross margin

Hosted gross margins decreased to 46% from 55% during the three months ended September 30, 2005 from the same period in 2004 and decreased to 50% from 54% during the nine months ended September 30, 2005 from the same period in 2004, as a result of higher employee-related expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Licensed revenues	$6,004	$—	$7,447	$—

Cost of licensed revenue (excluding intangibles amortization included below)	1,481	—	3,654	—
Intangibles amortization	1,010	—	2,477	—

Total cost of licensed revenue	2,491	—	6,131	—

Licensed gross profit	$3,513	$—	$1,316	$—

Licensed gross margin percentage	59%	—%	18%	—%

Licensed revenues

For the three and nine months ended September 30, 2005, licensed revenues were primarily attributable to post-contract customer support arrangements related to existing contracts acquired in the acquisition of Vidus. Included in licensed revenues for the three and nine months ended September 30, 2005 is $2.2 million relating to the successful resolution of certain contract commitments.

Cost of licensed revenue (excluding intangibles amortization)

For the three and nine months ended September 30, 2005, cost of licensed revenue primarily consisted of employee related expenses in support of our ongoing post-contract customer support commitments.

Intangibles amortization

Intangibles amortization of approximately $1.0 million and $2.5 million during the three and nine months ended September 30, 2005 relates to the Vidus acquisition. The costs are being amortized over their estimated useful lives of three to ten years.

Sales and marketing expenses

Sales and marketing expenses consist of employee salaries, sales commissions and marketing and promotional expenses. Sales and marketing expenses increased to $5.5 million from $2.9 million for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to increases in employee-related expenses of $1.6 million, travel expenses of $257,000, promotional expenses of $244,000, facilities and communication expenses of $196,000 and consultant expenses of $151,000. The increase in employee compensation expense was associated with an increase in the average headcount. Sales and marketing headcount increased to 132 at September 30, 2005 from 99 at September 30, 2004.

Sales and marketing expenses increased to $16.0 million from $9.1 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily attributable to increases in employee-related expenses of $4.2 million, promotional expenses of $794,000, consultant expenses of $586,000, facilities and communication expenses of $510,000 and travel expenses of $448,000. We expect that sales and marketing expenses will increase as we expand our sales and marketing efforts, including, but not limited to, modest headcount growth and promotional expenses related to new product and service offerings.

Research and development expenses

Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. Research and development expenses increased to $3.5 million from $1.7 million for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily the result of increases in employee-related expenses of $1.4 million, consultant expenses of $389,000 and equipment and depreciation expenses of $114,000, partially offset by a decrease in external product development expenses of $268,000. Research and development headcount increased to 136 at September 30, 2005 from 67 at September 30, 2004.

Research and development expenses increased to $9.9 million from $4.5 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily the result of increases in employee-related expenses of $3.8 million, consultant expenses of $1.1 million, equipment and depreciation expenses of $286,000, travel expenses of $198,000 and facilities and communication expenses of $156,000, partially offset by a decrease in external product development expenses of $249,000. We expect that research and development expenses will increase in future periods as we continue to develop and introduce new products and services.

General and administrative expenses

General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and provisions for doubtful accounts. General and administrative expenses increased to $4.7 million from $3.2 million for the three months ended September 30, 2005 and 2004, respectively. The increase was primarily the result of increases in employee-related expenses of $791,000, a change in the provision for doubtful accounts of $236,000, accounting and audit fees of $191,000, travel expenses of $151,000 and tax and license fees of $107,000, partially offset by decreases in consulting fees and temporary employee-related expenses of $228,000 and recruiting fees of $129,000. Consulting fees and temporary employee-related expenses were primarily related to compliance activities in connection with the Sarbanes-Oxley Act of 2002. General and administrative headcount increased to 101 at September 30, 2005 from 67 at September 30, 2004.

General and administrative expenses increased to $13.1 million from $7.8 million for the nine months ended September 30, 2005 and 2004, respectively. The increase was primarily the result of increases in employee-related expenses of $2.2 million, accounting and audit fees of $846,000, equipment and depreciation expenses of $506,000, consulting fees and temporary employee-related expenses of $384,000, a change in the provision for doubtful accounts of $364,000, travel expenses of $277,000 and facilities and communications expenses of $260,000. Consulting fees and temporary employee-related expenses were primarily related to compliance activities in connection with the Sarbanes-Oxley Act of 2002. We expect that general and administrative expenses will increase in future periods, including modest increases in employee-related expenses.

In-process research and development

For the nine months ended September 30, 2005, in-process research and development primarily consisted of research projects that had not reached technological feasibility and had no alternative future use at the time of the acquisition of Vidus.

Terminated acquisition costs

On April 12, 2004, we entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. (“MDSI”) providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the three and nine months ended September 30, 2004, we expensed approximately $139,000 and $2.2 million of acquisition-related costs, respectively.

Interest income, net

Interest income is composed primarily of interest income on cash, cash equivalents and short-term investments. Interest income net of interest expense increased to $781,000 from $426,000 in the three months ended September 30, 2005 and 2004, respectively, and increased to $2.1 million from $1.0 million in the nine months ended September 30, 2005 and 2004, respectively. The increases were primarily the result of larger invested balances and higher rates of return during the 2005 periods.

Other income, net

During the three and nine month periods ended September 30, 2005 and 2004, other income, net consisted primarily of net foreign currency translation gains related to our subsidiaries in India and the United Kingdom.

Benefit from income taxes

The benefit for income taxes differs from the amount computed by applying the statutory United States federal rate due to the reversal of the valuation allowance in the United States. During the three months ending September 30, 2005, it was determined that a valuation allowance reported against our deferred tax assets was no longer necessary based on our evaluation of current evidence and its effect on our estimate of future earnings. Accordingly, we reversed our deferred tax valuation allowance with respect to approximately $41.3 million of our deferred tax assets, of which approximately $35 million was recorded as a benefit in the statement of operations.

Preferred stock dividends

During the three and nine months ended September 30, 2005, we accrued $124,000 and $305,000 for dividends on redeemable preferred stock issued in relation with the acquisition of Vidus.

We believe period-to-period comparisons of our operating results are not necessarily meaningful. You should not rely on them to predict our future performance. The amount and timing of our operating expenses may fluctuate significantly in the future as a result of a variety of factors.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we held $42.6 million of cash and cash equivalents and $53.0 million of short-term investments. Working capital totaled $106.5 million at September 30, 2005.

Net cash (used in) provided by operating activities was $(13.5) million and $7.6 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease was primarily attributable to an increase in assets of $26.0 million and a non-cash benefit of $43.7 million related to the reversal of a valuation allowance, partially offset by increases in net income of $18.1 million, non-cash charges of $15.2 million and liabilities of $15.2 million. Non-cash charges to earnings include in-process research and development expenses, depreciation and amortization expenses, tax benefits on the exercise of employee stock options, provisions for doubtful accounts and sales returns and provisions for inventory valuation. At September 30, 2005, approximately $865,000 of our gross accounts receivable were over 90 days old. We believe we have adequately provided allowances as of September 30, 2005 for any such amounts that may ultimately become uncollectible.

Net cash provided by investing activities during the nine months ended September 30, 2005 was $40.4 million, which was comprised of $125.7 million in proceeds from sale of short-term investments, partially offset by $75.3 million used to purchase short-term investments, $6.9 million used for the acquisition of Vidus, net of cash acquired, and $3.1 million used to purchase property and equipment.

Net cash provided by financing activities decreased to $1.2 million from $2.5 million for the nine months ended September 30, 2005 and 2004, respectively, due to a decrease in stock option exercises.

We believe that existing cash, cash equivalents and short-term investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of all payments. We have presented below a summary of the most significant assumptions used in our determination of amounts presented in the tables, in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows. The following table represents our significant fixed contractual obligations and commitments as of September 30, 2005 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease commitments	$5,856	$1,431	$2,569	$1,856	$—
Inventory purchase commitments	1,091	1,091	—	—	—
Other purchase obligations	1,987	1,987	—	—	—

	$8,934	$4,509	$2,569	$1,856	$—

Other long-term liabilities in our condensed consolidated balance sheet as of September 30, 2005 include a deferred rent liability of $442,000. The payments related to this amount are included in operating lease commitments above.

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

RISK FACTORS

In addition to the other information contained in this Report on Form 10-Q, the following factors should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below are intended to be ones that are specific to us or our industry and that we deem material, but they are not the only ones that we face.

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

The combined company may not successfully integrate the operations of @Road and Vidus in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the acquisition to the extent, or in the timeframe, anticipated. The anticipated benefits of the acquisition are based on projections and assumptions, including successful integration, not actual experience. In addition to the integration risks discussed above, the combined company’s ability to realize those benefits could be adversely affected by practical, legal or accounting constraints.

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

We have a history of losses, were recently profitable and may not sustain profitability in the future.

We incurred a loss before tax for the three and nine months ended September 30, 2005. Although we were profitable for each of the three month periods ending September 30, 2003 through December 31, 2004, we have a history of losses since inception through the three month period ending September 30, 2003 and for the three month periods ending March 31, 2005 and June 30, 2005. As of September 30, 2005, we had an accumulated deficit of approximately $81.8 million. To sustain profitability we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future.

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

• solutions offered by other software companies, who have developed their own scheduling, routing or customer service solutions; and

• solutions offered by other market entrants, many of whom are privately held or operate on a regional basis.

In addition, we believe that our solutions face competition from manufacturing companies that seek to enter the mobile resource management market, such as Trimble Navigation.

We also face competition from current and potential third parties with which we have alliances, such as wireless carriers, that have developed or may develop their own solutions or solutions with captive and other suppliers or that support the marketing of solutions of other competitors.

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

If, pursuant to its announcement, Verizon Wireless ceases to operate its Cellular Digital Packet Data network by the end of 2005 and we are unable to migrate our affected customers to an alternate wireless network, our financial results could be adversely affected.

Verizon Wireless has indicated that it will cease to operate its CDPD network on December 31, 2005. As of September 30, 2005, approximately 3,500 of our core subscribers have yet to complete negotiations with us for their migration plans from the Verizon Wireless CDPD network. Additionally, at September 30, 2005, Verizon Communications had approximately 16,000 subscribers to our services that were using the Verizon Wireless CDPD network (collectively with the 3,500 core subscribers, the “Verizon Subscribers”). At September 30, 2005, Verizon Communications had yet to determine its migration plans from the CDPD network. We are working with the Verizon Subscribers to migrate them to an alternate wireless protocol. If the Verizon Wireless CDPD network is terminated, the Verizon Subscribers who have not switched to an alternate wireless protocol would have to use another CDPD network, if available, or, if no other CDPD network is available, the Verizon Subscribers would be unable to utilize our services. If all of the Verizon Subscribers choose to transition to another protocol, there can be no assurance that we will be able to migrate all such subscribers timely or by December 31, 2005. Any resulting decrease in the total number of subscribers of our services, even if for only a brief period, could have a material adverse effect on our financial results.

Any material weakness identified in our internal control over financial reporting or disclosure control and procedures could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control over financial reporting and disclosure control and procedures. In addition, our independent registered public accounting firm must report on management’s evaluation as well as evaluate our internal control structure and procedures. Other than those disclosed in Part I, Item 4 herein, there can be no assurance that there may not be additional material weaknesses that we would be required to report in the future. In addition, we expect any required remediation, if applicable, to increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

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

• acquisitions or strategic alliances by us or our competitor; or

• sales or purchases of our common stock by Company insiders or stockholders.

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

The sales cycle for our solutions is long, which may affect our operating results.

Sales of our solutions can be significant decisions for prospective customers, and the Company devotes considerable time and resources to sign such customers. In addition, some of the Company’s software products often require significant customization for each customer. The Company may not recognize revenue related to such software until such customization is completed and customer acceptance of the software is obtained. As a result, the Company’s operating results on a quarter-to-quarter basis may fluctuate. Unexpected difficulties in the customization process or the delay of customer acceptance for a large contract could have a material adverse effect on the Company’s quarterly financial and operating results.

Vidus relies on a small number of customers for its revenue.

Vidus, which represents our licensed segment, has only a limited operating history, and historically has been dependent upon a small number of customers for its revenue. If we are unable to develop additional customers or fail to maintain existing customers, our business and operating results will be adversely affected.

If wireless communications providers on which we depend for services decide to abandon or do not continue to expand their wireless networks, we may lose customers and our revenues could decrease.

Currently, our MRM solutions function on the following networks: General Packet Radio Services (“GPRS”), Code Division Multiple Access 1xRTT (“CDMA 1xRTT”), Integrated Digital Enhanced Networks (“IDEN”), Cellular Digital Packet Data (“CDPD”) and Enhanced Data For Global Evolution (“EDGE”). These protocols cover only portions of the United States and Canada. If wireless communications providers abandon these protocols, as in the case of CDPD networks, in favor of other types of wireless technology, we may not be able to provide services to our MRM customers. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of MRM customers who may wish to use our services outside the current cellular coverage area.

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

• delays in recognition of revenue in relation to a customer;

• delays related to the customization of our solutions for a customer;

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

We rely on a limited number of sole suppliers for certain components of our solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for our solutions, we may be unable to find other suppliers and our business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers are Motorola, which supplies microcontrollers and certain modems used in our Internet Location Manager, Micronet, which supplies our Internet Data Terminal, and Everex, which supplies our Internet Location Manager - WiFi.

Although we believe that we have sufficient quantities of microcontrollers and Internet Data Terminals to last the next twelve months, and we believe we have sufficient quantities of Internet Location Manager - WiFi to meet our current obligations, if our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these products or components critical for our solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense, contract breaches and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

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

Because of the technical nature of our solutions and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with expertise in wireless communications, Global Positioning Systems, hosted and licensed software applications, transaction processing and the Internet. Competitors and others have recruited our employees in the past and may attempt to do so in the future. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, there can be no assurances that we will be successful in our efforts.

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

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by United Kingdom, Indian and U.S. governmental agencies, including the Federal Communications Commission, Department of Defense, Department of Commerce or the State Department. These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, data protection taxation, access charges and liability for third-party activities.

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

We have customers, suppliers and manufacturers that are located outside the United States. Some transactions relating to supply and development agreements may be conducted in currencies other than the U.S. dollar, such as the Sterling pound, the Euro and Indian rupee, and fluctuations in the value of foreign currencies relative to the U.S. dollar could cause us to incur currency exchange costs. In addition, some of our transactions denominated in U.S. dollars may be subject to currency exchange rate risk. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period.

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

As of September 30, 2005, a limited number of stockholders own approximately 40% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of September 30, 2005, approximately 40% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

We have adopted a certificate of incorporation that permits our board to issue shares of preferred stock without stockholder approval, which means that our board could issue shares with special voting rights or other provisions that could deter a takeover. In addition to potentially delaying or preventing an acquisition, the issuance of a substantial number of shares of preferred stock could adversely affect the price of our common stock and dilute existing stockholders.

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

The table below presents the carrying value and related weighted average interest rates for our cash, cash equivalents and debt securities. The carrying values approximate fair values as of September 30, 2005 and December 31, 2004. As of September 30, 2005, debt securities consisted of $42.6 million with original maturity dates of 90 days or less and $53.0 million with original maturity dates of greater than 90 days. As of December 31, 2004, debt securities consisted of $14.5 million with original maturity dates of 90 days or less and $103.2 million with original maturity dates of greater than 90 days.

	Carrying value at September 30, 2005	Average rate of return at September 30, 2005	Carrying value at December 31, 2004	Average rate of return at December 31, 2004
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash, cash equivalents and debt securities
Cash and cash equivalents—variable rate	$2,976	2.7%	$3,022	1.3%
Money market funds—variable rate	3,040	3.6%	951	2.0%
Cash and cash equivalents—fixed rate	36,610	3.6%	10,521	2.3%

Total cash and cash equivalents	42,626	3.5%	14,494	2.1%
Debt securities—fixed rate	52,954	3.4%	103,222	2.0%

Total cash, cash equivalents and debt securities	$95,580	3.5%	$117,716	2.0%

Foreign Currency Exchange

We transact business primarily in U.S. dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiaries in India and the United Kingdom are denominated in Indian Rupees and British Pounds, respectively. We hold fixed-price agreements denominated in U.S. dollars with key foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, manufactures the Internet Location Manager; Taiwan Semiconductor Manufacturing Company, in Taiwan, manufactures our Global Positioning System digital receiver chips; Sierra Wireless, in Canada, provides the modem for some versions of the Internet Location Manager; and Micronet, in Israel, supplies our Internet Data Terminal. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a 10 percent increase in average exchange rates could increase our product costs by approximately 2.2 percent.

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiaries in India and the United Kingdom.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). A disclosure control system, no matter how well conceived and implemented, can provide only reasonable assurance that the objectives of such disclosure control system are satisfied. Because of the inherent limitations in all disclosure control systems, no evaluation of disclosure controls can provide absolute assurance that all disclosure control issues, if any, within the company have been detected. As part of our evaluation, we considered factors such as whether data, if any, concerning significant changes to the Company’s business, new agreements entered into during the quarter, changes in relationships with suppliers and customers, new resource commitments, litigation matters, the material weakness described below and changes in accounting interpretations were disclosed in connection with the disclosure committee’s investigation of such matters. In addition, we considered the comments, if any, of process owners regarding their awareness of any matters that could give rise to additional disclosure. Based upon that evaluation, as of September 30, 2005 our principal executive officer and principal financial officer have concluded, to the reasonable assurance level of certainty that a disclosure system can provide, that our disclosure controls and procedures are effective. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives and are effective in doing so. There were no significant changes in our disclosure controls or in other factors that could significantly affect these disclosure controls subsequent to the date of their evaluation.

Management’s Report on Internal Control over Financial Reporting

As part of our first quarter 2005 closing process and assessment of internal control over financial reporting, we identified an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board Auditing Standard No. 2. The material weakness occurred during the first quarter of 2005 and has continued through the third quarter of 2005. The material weakness concerned our interpretation and implementation of various complex accounting principles in the area of unique non-recurring transactions, specifically (a) our acquisition of Vidus and (b) certain significant customer contracts.

With respect to the Vidus acquisition, the complex accounting principles included (i) accounting for acquisition and integration costs incurred by Vidus as a result of its acquisition by us, (ii) the valuation of Vidus’ deferred revenue, (iii) revenue recognition of a pre-existing customer contract and (iv) deferred tax liability, asset and valuation allowance. The phrase “certain significant customer contracts” refers to the pre-existing Vidus customer contract noted above and a customer contract to provide our mobile resource management solutions, which included more complex contractual elements than are typically found in our customer agreements. The material weakness related to these transactions, including the process of determining the proper accounting to be applied to activities occurring under the agreements and, with respect to the Vidus acquisition, certain estimates and assumptions.

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

Changes to Internal Control over Financial Reporting

There have been changes implemented to our internal controls over financial reporting during the second and third quarter of 2005.

As of September 30, 2005, the Company had not fully remediated the material weakness described above.  During the second quarter of 2005, we commenced implementation of a remediation plan to supplement our existing processes to (a) identify internally unique non-recurring transactions occurring during the quarter and (b) assess the accounting treatment to be used in connection with such transactions. These supplemental elements include (a) additional internal reviews of the underlying transactions and related accounting conclusions and (b) the use of external consulting expertise to provide additional advice relating to our accounting interpretations. The phrase “external consulting expertise” means that the Company would engage the services of an independent registered public accounting firm or third party with appropriate accounting knowledge and expertise.

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

Michael Martini
Chief Financial Officer
(Principal Financial and Accounting
Officer)

Date: November 8, 2005

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.