Form 10-K
period 2005-12-31
@ROAD, INC
filed 2006-03-22
CIK 1109537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in the Exchange Act Rule 12b-2).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a  shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $122,887,300 as of June 30, 2005, based upon the closing sale price on the NASDAQ National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 61,214,911 shares of the registrant’s Common Stock issued and outstanding as of February 15, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this report on Form 10-K is incorporated herein by reference from the definitive proxy statement to be filed in connection with the registrant’s 2006 annual meeting of stockholders.

Except for the historical information contained in this Report on Form 10-K, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, fluctuations in quarterly results, customer acceptance of our products and services, our ability to adapt to rapid technological change, our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others and general economic and political conditions. Further information regarding these and other risks is included in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.                        Business

Overview

@Road®, Inc. is a leading provider of mobile resource management (“MRM”) solutions, a category of business productivity solutions designed to enable the effective management of mobile resources. Currently, we market and sell our solutions to a range of customers in North America and Europe.

@Road, Inc. was incorporated in 1996 under the laws of the State of Delaware. From July 1996 through June 1998, our operations consisted primarily of various start-up activities relating to our MRM solutions, including development of global positioning system (“GPS”) technologies, recruiting personnel and raising capital. We did not recognize any revenue prior to June 1998, and our expenses consisted of research and development, sales and marketing, and general and administrative expenses. In 1998, we expanded our strategy to provide location-relevant and time-sensitive information solutions to companies managing mobile resources. In the second half of 1998, we introduced the first version of a MRM solution that is now called @Road GeoManagerSM iLM®, which provides location, reporting, dispatch, messaging, and other management services to help companies manage their mobile resources more efficiently. Subsequent to the introduction of @Road GeoManager iLM, we introduced a number of additional MRM solutions, including @Road PathwaySM and @Road PorticoSM.

On February 18, 2005, we acquired Vidus™ Limited (“Vidus”), a provider of dynamic field service automation software located in Ipswich, United Kingdom. Vidus markets and sells a software solution called Taskforce™ primarily to utility and telecommunications companies in Europe. In January of 2006, Vidus changed its name to @Road, Ltd. All references herein to “Vidus” or “@Road, Ltd.” shall mean our subsidiary, @Road, Ltd., formerly named Vidus Limited.

During 2005, we completed a substantial portion of the migration of subscribers away from cellular digital packet data (“CDPD”) wireless provided by wireless carriers to more up-to-date network protocols. We ended our migration initiative in February 2006. Some of our wireless carrier partners, such as AT&T Wireless and Verizon Wireless notified us as early as 2002 that they were planning to discontinue their CDPD networks over a period of years. Today, CDPD is an older wireless technology and has largely been superseded in the industry by more modern protocols, such as code division multiple access (“CDMA”) 1XRTT, general packet radio service ("GPRS"), evolution-data optimized (“EvDO”) and enhanced data rates for GSM evolution (“EDGE”). At December 31, 2004, we still served approximately 64,000 subscribers on CDPD networks. At December 31, 2005, this number was approximately 19,000 subscribers. During 2005, we were required to dedicate considerable resources to our effort to switch CDPD subscribers to other protocols. Now that we have concluded our CDPD migration initiative, we plan to reallocate these resources to other business functions.

In 2004, we were selected by SBC Services, Inc. (now AT&T), to provide mobile resource management solutions for up to 35,000 of their field service technicians. At December 31, 2005, we had deployed our solutions to approximately 32,000 field service technicians under our agreement with SBC (AT&T).

Strategy

We believe that leaders in the global MRM market are evaluated on a number of criteria, including size, technology leadership, financial strength, strength of customer base, breadth and depth of strategic relationships, ability to manage large solution deployments and management experience. We believe that based on these criteria, we are a leader in the MRM market. Our objective is to enhance our leadership position in the global MRM market. Key elements of our strategy are:

•       Further penetrate vertical markets in which we have or are developing leading reference customers.   We have developed relationships with leading companies in selected vertical markets, such as telecommunications, utilities and construction. We seek to leverage our relationships with these customers and our knowledge of their MRM needs to attract other potential medium- to large-sized customers in these markets. In other vertical markets, we intend to replicate the model of deploying our solutions with a leading reference customer and leveraging this relationship and our MRM market expertise to attract other customers in those markets.

•       Create new value-added services for our customers.   We intend to continue to add new features and functionality to our solutions and develop new platforms that take advantage of advancements in hosted applications, business analytics, optimization, data processing and wireless communications. We expect to continue to release new features that synthesize the information currently retrieved by our existing solutions and which arise from working closely with our customers. We expect some of these features to be incorporated into our solutions as free enhancements, while others will be offered for additional fees. We intend to continue to use our international capabilities to help develop and support new features and functionality for our solutions. In addition, we intend to continue to develop an open platform architecture to allow our customers and partners to integrate third-party applications with our solutions.

•       Expand our solutions internationally.   We intend to identify new geographic markets for which our solutions can satisfy evolving customer demands. We currently market all our solutions in the United States and Canada, and certain of our solutions in Europe. We intend to expand the set of solutions offered in Europe in future periods. We believe that leveraging our technology leadership position, our experience with customers in the United States and Canada and the distribution resources of resellers, agents and wireless carriers internationally will help us establish customer awareness and acceptance of our solutions in international markets.

•       Acquire or invest in complementary businesses and technologies.   We intend to supplement our customer base, revenue, solutions and geographic presence by selectively acquiring or investing in complementary businesses and technologies.

@Road Solutions

Our MRM solutions are designed to allow customers to improve productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. In addition, our solutions are designed to enable customers to increase the utility of their mobile resources and decrease their costs of operations by enhancing scheduling of mobile workers in both pre-planned static and real-time dynamic work environments and by facilitating business processes, such as event confirmation and forms processing in the field. Our solutions also provide location, reporting, routing, auditing, messaging, and other management services.

As a result of our development and ongoing management of a complex MRM infrastructure integrating wireless communications, location-based technologies, software applications, transaction processing and the Internet, our solutions offer a secure, scalable, upgradeable, enterprise-class platform, available in hosted, on-premise or hybrid environments, that connect mobile workers in the field to corporate data on-demand.

Our customers can deploy and use our solutions in several ways, including:

•       Hosted—Customers manage their mobile resources over the Internet by logging on to our website and using certain of our applications that are hosted by us at data centers in the United States.

•       Licensed—Customers can manage their mobile resources by installing certain of our software at their premises and using the applications with their internal information technology infrastructure.

•       Hybrid—Customers can manage their mobile resources by deploying MRM solutions that contain both Hosted and Licensed elements in a configuration responsive to their needs.

Additionally, our solutions are designed to be compatible with a number of third-party applications as well as the commercial or proprietary applications of our customers. Our solutions are capable of communicating with customers’ applications and third-party applications by using application programming interfaces or by using our continuous data feed service called DirectData.

@Road combines three elements of MRM—Field Force Management, Field Service Management and Field Asset Management—to create solutions for a variety of industries, including telecommunications, utilities, construction, transportation, field services, waste management and facilities management. Our solutions can be summarized as follows:

•       Field Force Management (“FFM”):   Our FFM solutions are designed to help companies better manage their mobile workers. These solutions include hosted applications and in–field hardware integrating cellular or satellite wireless communications, GPS capability, Internet–enabled applications and hosted customer information databases.

•       Field Service Management (“FSM”):   Our FSM solutions are designed to help companies better manage their mobile workers’ work. These solutions include licensed software applications providing automated static, or pre-planned, as well as dynamic routing and scheduling of mobile workers using a customer’s actual work orders and a set of constraint—based variables.

•       Field Asset Management (“FAM”):   Our FAM solutions are designed to help companies better manage their mobile workers’ assets in the field. These solutions include hosted applications and in-field hardware to capture and assess vehicle diagnostics information and data arising from sensors installed in vehicles.

We believe that customers use an anticipated or expected return on investment as a primary selection criterion when evaluating MRM solutions. We believe that the benefits of our solutions that drive a rapid return on investment for our customers include the following:

•       Improved productivity of mobile resources;

•       Decreased costs of operations of mobile resources;

•       Improved efficiency of a customer’s overall operations; and

•       Improved responsiveness to our customers’ customers.

In addition, we offer multi-year subscription contracts that allow our customers to pay us on a monthly basis and minimize upfront cash commitments. We believe a monthly payment subscription model further accelerates a customer’s return on investment in our solutions.

More on @Road Field Force Management Solutions

Our FFM solutions integrate wireless communications, location-based technologies, software applications, transaction processing and the Internet, and are designed to provide customers with detailed information about the activities and locations of their mobile workers. These solutions provide current and historical data relating to a customer’s mobile resources in a variety of hosted formats, including activity reports, maps and completed business forms. Our FFM solutions are grouped into three lines of products: @Road GeoManager, @Road Pathway and @Road Portico.

Our customers generally contract to receive our FFM solutions for terms of one to five years and are provided the option to purchase value-added service features for additional fees. Upon the completion of the initial term of a customer’s contract, the customer’s services continue on a month-to-month basis. Our revenue is derived from monthly fees for our FFM solutions and any purchased value-added features, and monthly or upfront fees for the in-vehicle hardware devices enabling the mobile resource to utilize our FFM solutions.

@Road GeoManager

@Road GeoManager is our flagship FFM solution and is designed to provide comprehensive MRM for customers in all our target markets. We commence implementation of the GeoManager solution with the deployment of a hardware device to each of the customer’s mobile resources, such as service vehicles or trucks. We refer to each mobile resource with such a hardware device as a ‘‘subscriber.’’  The GeoManager solution operates with in-vehicle hardware and mobile telephones. Our proprietary Internet Location Manager (“iLM”) hardware device is installed in a vehicle and integrates a GPS receiver and a wireless modem with our operating and diagnostic software. To deploy the GeoManager solution using a mobile telephone, customers download our operating and diagnostic software to mobile telephones over the appropriate wireless network.

The in-vehicle and hand-held hardware devices send and receive a variety of information at regular intervals and on-demand. Such data includes location, velocity, time, operational diagnostics and business information. These data are transmitted to our data centers using wireless networks and the Internet. If a wireless connection to a hardware device is not available, the hardware device will typically store up to five days of captured data and seek to transmit the data when a wireless connection is next available.

The GeoManager solution provides customers a variety of features and reports, including a MapView feature that allows them to locate mobile workers in real-time using an on-screen map. Users are able to establish personal “Landmarks” on the map representing their customers’ sites, common stops and other locations, in order to more easily view arrival and departure times to and from desired locations. Our two-way messaging service feature permits text communication between a field worker such as a technician or driver, and a user of our solution connected to the Internet, such as an operations manager or dispatcher.

@Road Pathway

Our @Road Pathway solution is designed to be a mid-level FFM solution, with more features than our Portico solution (discussed below) but fewer than our GeoManager solution. The Pathway solution provides customers a number of features and reports, including a MapView feature that allows them to locate mobile workers on-demand using an on-screen map. Customers are able to establish personal Landmarks in order to view arrival and departure times to and from desired locations.

The Pathway solution is deployed in substantially the same manner as our GeoManager solution, which requires either the installation of a hardware device in each of the customer’s vehicles or installation of our software on each user’s mobile telephone.

@Road Portico

Our @Road Portico solution is designed to be an entry-level FFM solution, with fewer features than GeoManager or Pathway. The Portico solution provides customers with a MapView feature that allows them to locate mobile workers on-demand using an on-screen map. It also allows customers to use reports or on-demand alerts to help users manage productivity in the field.

The Portico solution is deployed in substantially the same manner as the GeoManager option that requires the installation of a hardware device in each of the customer’s vehicles.

More on the @Road Field Service Management Solution

Our FSM solution is a licensed software program that uses constraint-based variables and current information about the status of work orders and mobile resources to provide optimized scheduling and routing data to our customers. This solution is currently delivered to our customers in the form of a software license relating to the number of workers the application is intended to manage. This solution, called Taskforce, was acquired in connection with our acquisition of Vidus in February 2005.

We currently offer Taskforce as a licensed software solution and expect to offer it on a managed services basis and hosted basis in the future. Our customers contract to receive our FSM solution on a licensed basis, which generally includes licensing, installation, training and support and maintenance fees.

Taskforce

Taskforce is an intelligent software application that enables customers to automatically schedule their mobile workers, such as technicians or telecommunications engineers. The software allocates workers to the jobs in the field in a manner designed to reduce operational inefficiencies. This is achieved by reducing travel and other non-productive time and ensuring that the mobile worker has the necessary skills and equipment to complete the job allocated to that worker. Taskforce can adapt to changing and unpredictable circumstances, such as traffic delays, as the schedule produced by the software is constantly updated during the day. This dynamic responsiveness to changing conditions helps to ensure that an appropriate worker arrives at the customer’s premises when expected.

More on @Road Field Asset Management Solutions

Our FAM solutions are integrated with our FFM solutions and are designed to help customers better manage their assets in the field by providing current and historical information relating to the use and operation of those assets. Examples of our FAM solutions include Vehicle Diagnostics and Status Sensors.

Our customers generally contract to receive our FAM solutions in connection with the purchase of our FFM solutions. Upon the completion of the initial term of a customer’s contract, the customer’s services continue on a month-to-month basis. Our revenue is derived from monthly fees for our FAM solutions, and monthly or upfront fees for the in-vehicle hardware device, if any, enabling the mobile resource to utilize our FAM solutions.

Vehicle Diagnostics

Our Vehicle Diagnostics solution for both heavy (J1708) and light-duty (OBD II) vehicles is an add-on option to our GeoManager solution. This service is designed to connect with the vehicle’s data bus and retrieve engine and other vehicle diagnostic data so our customers can remotely monitor engine performance for proactive intervention and prevention of vehicle downtime.

Status Sensors

We offer SwitchStatus and TempStatus sensor solutions. The SwitchStatus solution monitors and reports on the status of one to four switches located in a vehicle. SwitchStatus may be used to monitor the occurrence of specific events such as when the ignition switch on a vehicle is turned off, or when a vehicle door is opened or closed.

The TempStatus solution monitors and reports on the temperature in a compartment of a vehicle, such as a refrigeration compartment. This solution is designed for segments in which the temperature of a vehicle’s compartment is important, such as the food and chemical distribution markets.

Customers

We market and sell our solutions to a broad range of customers in the United States, Europe and Canada. The number of mobile resources enabled with our solutions on either a subscription or a per seat license basis has grown from 135 as of December 31, 1998, to approximately 188,000 as of December 31, 2005. We categorize a customer in a small, medium or large-sized customer group by reference to the total number of subscribers to our services or user licenses relating to our software for that customer. Small-sized customers have 100 or fewer subscribers or user licenses, medium-sized customers have 101 to 1,000 subscribers or user licenses, and large-sized customers have more than 1,000 subscribers or user licenses. Currently, we have customers in the following industries:

• Telecommunications	• Courier/Delivery
• Field Service	• Distribution
• Construction	• Security
• Facilities/Waste Management	• Cable/Broadband
• Freight and Passenger Transportation	• Utilities

In 2005, 2004 and 2003, one customer, Verizon Communications, represented 13%, 17% and 17% of total revenues, respectively. No other customer comprised 10% or more of total revenues during any of those periods. We do not expect revenues from Verizon Communications to exceed 10% of our total revenues in 2006. During 2006, we expect that revenues from AT&T may comprise more than 10% of our total revenues.

Research and Development

We concentrate our research and development activities on software development, services and device engineering. Our research and development resources and personnel are located in the United States, the United Kingdom and India. To enhance our existing solutions and to introduce new solutions to our existing and potential customers, we focus on the following key areas:

•       Software.   We intend to continue to develop our software solutions by offering new releases enhancing our existing software applications. In addition to other offerings announced in 2005, we announced the release of Taskforce 7, which includes a Microsoft .Net architecture and enables end users to use Internet-based tools to book appointments directly with our customers’ appointment booking systems.

•       Services.   We intend to continue to develop our services by offering new features and options while enhancing existing features. In addition to other offerings announced in 2005, we announced a vehicle diagnostics service, which provides our customers access to their vehicle diagnostic information over the Internet. This service is designed to help remote field asset managers quickly identify engine problems and diagnose such problems to better utilize maintenance and repair resources.

•       Devices.   We intend to continue to develop and release devices to add new features as well as to enhance existing features. In addition to other offerings announced in 2005, we announced our iLM 3100-W series device, which adds third generation wireless data communications such as EDGE and EvDO and a Wi-Fi hotspot connectivity to our line of Internet Location Manager devices.

We spent $13.0 million, $6.2 million and $5.5 million on research and development activities in 2005, 2004 and 2003, respectively. As of December 31, 2005, we had 137 employees in research and development.

Technology

Our technology efforts focus on creating new solutions and enhancing the reliability, availability and features of our existing solutions while maintaining a scalable and cost-effective architecture. Our proprietary technologies are designed to work with technologies from other companies. We expect to continue to develop additional proprietary technology where feasible and to purchase or license technology where cost-effective. Our technology efforts focus on the following areas:

•       Access and Internet technology.   The delivery of our solutions can be complex in part because it involves the continuous collection, storage and processing of data from subscribers in the field and from work order and customer service systems deployed by our customers, as well as the processing of requests from users and third party applications accessing our data centers from the Internet. To manage the throughput of customer information and to deliver our solutions to our customers, we use secure Internet connections between our data centers and customers and between our data centers and the wireless networks transmitting customer information.

•       Software applications.   We have a software development organization that designs, builds and tests new software for use with our solutions. This organization includes personnel and other resources in Fremont, California, Ipswich, England and Chennai, India. We have created a specially designed environment that is intended to accelerate the development and testing of new software without impacting the availability of our solutions to existing customers. We also design, build and test software for installation in the hardware devices that are used to deliver our solutions, including the iLM, Internet Data Terminal or iDT (our messaging and business forms field client device) and mobile telephones.

•       Wireless technology.   Our hosted solutions currently operate on several wireless networks offered by a number of wireless carriers, including GPRS, CDMA 1XRTT, EDGE, EvDO, and Integrated Digital Enhanced Network (“iDEN”). Certain of our hosted solutions also are designed to use satellite wireless communications.

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

Key Alliances and Relationships

We intend to continue to establish relationships with third parties for the purpose of accelerating the adoption of our solutions. We believe that establishing strategic relationships will facilitate our technological leadership and provide early access to emerging technologies and new customers. Some of our existing relationships include:

•       Wireless carriers.   We have established relationships with Bell Mobility, Cingular Wireless (which acquired AT&T Wireless, and therefore our relationship with AT&T Wireless, in October 2004), Nextel Partners, Sprint (which acquired Nextel Communications and therefore, our relationship with Nextel Communications, in August 2005), TELUS Mobility and Verizon Wireless to provide wireless connectivity between our subscribers and the Internet. With Bell Mobility, Nextel Partners, TELUS Mobility and Verizon Wireless, our customers generally have separate contracts for wireless communications with the carrier. With Sprint and Cingular Wireless, we contract with the carriers to provide wireless communications which are bundled with our solutions, to certain customers, while other customers contract directly with these carriers for wireless communications. In addition, we have established a relationship with Nextel Communications (now Sprint) by which it can resell certain @Road solutions in exchange for monthly fees.

•       System Integrators.   We have established relationships with third parties who assist us in marketing and selling our solutions. For example, we have established a relationship with LogicaCMG, enabling it to integrate our Taskforce solution with LogicaCMG products and market the combined solution in the United States utilities industry.

Sales and Marketing

Our sales and marketing objective is to achieve broad market penetration through vertical marketing and targeted sales activities. We currently market and sell our solutions through several sales channels, including the following:

•       Strategic sales force.   We have a team of sales employees focused on marketing and selling our solutions to enterprise accounts. Enterprise accounts are defined as prospects with greater than 1,000 mobile resources. The sales process with enterprise accounts often requires many months of activity, is competitive and requires a pilot test of our solutions. This sales force includes personnel in the United States, Europe and Australia.

•       Major account sales force.   We have a team of sales employees focused on marketing and selling our solutions to major accounts. Major accounts are defined as customers with 101 to 1,000 mobile resources. This sales force is geographically dispersed throughout the United States and in the United Kingdom.

•       Inside sales force.   We have a team of sales employees focused on marketing and selling our solutions to small business customers and selling additional solutions to existing customers. This sales force is located in Fremont, California.

•       Agent sales force.   We have a team of sales employees who manage a network of sales agents focused on marketing and selling our solutions. These sales agents are geographically dispersed throughout the United States. Participants in the agent sales program are compensated for the sales of our solutions. Sales agents facilitate sales of our solutions through their own efforts and work with wireless carrier alliances to increase our customer base.

•       Wireless carrier sales force.   We have a team of sales employees focused on marketing and selling our solutions with the sales personnel of wireless carriers. These wireless carriers include Cingular Wireless, Sprint and Verizon Wireless. These carrier alliances market or facilitate sales of our solutions through their own sales channels or work with our dedicated wireless carrier sales force to increase our customer base.

Our marketing department is engaged in a variety of activities, such as awareness and lead generation programs, development of collateral and sales tools, public relations, seminars, direct mail, trade shows, and co-marketing with third parties.

We spent $21.4 million, $12.3 million and $11.4 million on sales and marketing activities in 2005, 2004 and 2003, respectively. As of December 31, 2005, our sales and marketing team consisted of 117 employees.

Competition

We face strong competition for our solutions, and this competition is expected to increase in the future. We compete primarily on the basis of functionality, integration capability, deployment expertise, ease of use, quality, price, service availability, customer service and corporate financial strength. As the demand for MRM solutions increases, the quality, functionality and breadth of competing products and services will likely improve and new competitors will likely enter our market. In addition, the widespread adoption of industry standards and the deployment of high-speed wireless data networks may make it easier for new market entrants or existing competitors to improve their existing products and services, to offer some or all of the products and services we offer or may offer in the future, or to offer new products and services that we do not offer. We also do not know to what extent network infrastructure developers and wireless network operators will seek to provide integrated wireless communications, GPS, software applications, transaction processing, and Internet solutions, including access devices developed internally or through captive suppliers.

If we are unable to compete successfully, our business may suffer and our sales cycles could lengthen, resulting in a loss of market share or revenues. We face competition from a number of different business productivity solution providers, including:

•       Solutions developed internally by our prospective customers’ information technology staffs, particularly by large companies;

•       Discrete means of communication with mobile workers, such as pagers, two-way radios, hand-held devices and wireless telephones;

•       Solutions targeted at specific vertical markets, such as services offered by Qualcomm that monitor assets in the long-haul transportation sector;

•       Solutions designed to help companies schedule and route their mobile workers; and

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

Raw Materials

See the risk factor under Item 1A below entitled “We depend on a limited number of third parties to manufacture and supply certain components of our solutions,” which is incorporated herein by this reference.

Intellectual Property

We rely on a combination of patent, trade secret, trademark and copyright laws, nondisclosure agreements and other contractual restrictions to protect our proprietary technology. As of December 31, 2005, we possessed 21 patents, which we believe cover various aspects of our hosted solutions and elements of our licensed software solutions. We also have numerous additional patents pending in jurisdictions throughout the world. We have filed and intend to continue to file patent applications in any country where we believe there is a strategic, technological or business justification.

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

Employees

As of December 31, 2005, we had 582 employees, 344 of whom were located in the United States, 127 of whom were located in India and 111 of whom were located in the United Kingdom. Our future success is substantially dependent on the performance of our executives, senior management and key technical personnel, and on our ability to find and retain highly qualified technical and managerial personnel. We believe relationships with our employees are good.

Segments

Reportable segments are based upon our internal organization structure, the manner in which the operations are managed, the criteria used by our chief operating decision-maker to evaluate segment performance, the availability of separate financial information and overall materiality considerations. The chief operating decision-maker is our Chief Executive Officer.

Effective with the acquisition of Vidus, we report the results of our operations in two segments: Hosted and Licensed. The segments are managed separately because each offers different products and serves different segments of the market. The Hosted segment provides FFM and FAM solutions that connect mobile workers in the field to corporate data on demand, help measure overall mobile workforce performance and manage mobile assets. The Licensed segment provides customers with our FSM solution, which is designed to enable a predictable and reliable customer experience from commitment to service fulfillment; and to help synchronize the call center and field service operations.

The financial information used by our chief operating decision-maker includes net revenue from external customers, gross margin and net income (loss) for each of these segments.

For an analysis of financial information about geographic areas as well as our segments, see “Note 12—Segment Reporting” to our consolidated financial statements incorporated herein.

Available Information

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

Item 1A.                Risk Factors

In addition to the other information contained in this Report, the following factors should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below are intended to be ones that are specific to us or our industry and that we deem material, but they are not the only ones that we face.

On February 18, 2005, we acquired Vidus. The combined company may not realize expected benefits because of integration and other challenges.

If the combined company fails to meet the challenges involved in integrating operations and products successfully or otherwise fails to realize any of the anticipated benefits of the acquisition, then the results of operations of the combined company could be seriously harmed. Realizing the benefits of the acquisition, if any, will depend in part on the successful integration of technology, operations and personnel. The integration of the companies is a complex, time-consuming and expensive process that could significantly disrupt the business of the combined company.

The combined company may not successfully integrate the operations of @Road and Vidus in a timely manner, or at all, and the combined company may not realize the anticipated benefits of the acquisition to the extent, or in the timeframe, anticipated. The anticipated benefits of the acquisition are based on projections and assumptions, including successful integration, not actual experience. In addition to the integration risks discussed above, the combined company’s ability to realize those benefits could be adversely affected by practical or legal constraints on its ability to combine operations.

If the value of Vidus’ goodwill and or intangibles becomes impaired, we may be required to incur significant costs that would adversely affect our financial results.

Under the purchase method of accounting, the combined company allocated the total estimated purchase price of $46.3 million to Vidus’ tangible assets, purchased technology and other intangible assets and liabilities assumed based on their fair values as of the date of completion of the acquisition, and recorded the excess of the purchase price over those fair values as goodwill. The combined company will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill and or intangibles becomes impaired, the combined company may be required to incur material charges relating to the impairment of these assets. Any potential impairment charge could have a material impact on the combined company’s results of operations and could have a material adverse effect on the market value of our common stock.

If wireless communications providers on which we depend for services decide to adopt new wireless technologies, or abandon or do not continue to expand their wireless networks, our operations may be disrupted, we may lose customers and our revenues could decrease.

Currently, our solutions function on GPRS, CDMA 1xRTT, EvDO, EDGE and iDEN networks. These protocols cover only portions of the United States, Europe and Canada. We recently completed a costly and time consuming migration from CDPD, to the protocols set forth above, after wireless communications providers abandoned their CDPD networks in favor of newer technology. If wireless communications providers abandon the protocols upon which our solutions now function in favor of other types of wireless technology, we may not be able to provide services to our customers, or we may be forced to incur considerable costs in order to adapt our solutions to new protocols. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use our services outside the current cellular coverage area.

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures for financial reporting. As part of our first quarter 2005 and fourth quarter 2005 closing processes and assessments of internal control over our financial reporting, we identified two internal control deficiencies that constituted material weaknesses. The first material weakness concerned our interpretation and implementation of various complex accounting principles in the area of non-recurring transactions, and the second concerned our calculation and timely review of the annual tax provision for 2005. Please see Item 9A Controls and Procedures in Part II of this Report. There can be no assurance that there will not be other significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, we expect the evaluation process and any required remediation, if applicable, will increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

Our stock price is volatile, which may cause you to lose money and could lead to costly litigation against us that could divert our resources.

From time to time, stock markets experience dramatic price and volume fluctuations, particularly for shares of technology companies. These fluctuations can be unrelated to the operating performance of these companies. Broad market fluctuations may reduce the market price of our common stock and cause you to lose some or all of your investment. These fluctuations may be exaggerated if the trading volume of our common stock is low. In addition, due to the technology-intensive nature and growth rate of our business and the MRM market, the market price of our common stock may rise and fall in response to:

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

The market for MRM solutions is competitive and is expected to become even more competitive in the future. If we do not compete effectively, competition could harm our business and limit our ability to acquire new customers and grow revenues, which in turn could result in a loss of our market share and decline in revenues. We believe that our solutions face competition from a number of business productivity solutions, including:

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

•       solutions designed to help companies schedule and route their mobile workers; and

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

•       Customer relationships.   Many of our current and potential competitors have pre-existing relationships with our large customer prospects, which may allow them to more effectively market and sell competitive MRM solutions.

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

Under the terms of our customer contracts for our hosted solutions, once the contract period expires, a customer may terminate our services with little or no notice.

Our customer contracts for our hosted solutions typically provide for a contract period of one, two or three years. Under the terms of a typical contract, a customer will often be subject to a termination fee if it chooses to terminate the contract before the contract period expires. Once the contract period has expired, and unless a customer has executed a new contract, the terms of the contract will remain in force on a month-to-month basis, allowing the customer to terminate the contract by giving very short notice and without incurring any termination fee. The termination of a significant number of customer contracts or customer contracts providing a material portion of our revenues, could cause our business to suffer and adversely affect our financial results.

Our business is subject to the risks associated with international operations.

We recently began offering our products and services in the United Kingdom and Europe, and we have operations in India. A significant portion of our revenue is derived from our international operations. We have limited experience operating in these foreign jurisdictions. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including United States taxes on foreign subsidiaries), the enactment of new laws affecting our activities, government regulation of our activities, and changes in the value of the United States dollar relative to the local currency in which our products are sold and our goods and services are purchased.

Our quarterly operating results are subject to fluctuations, and our stock price may decline if we do not meet the expectations of investors and analysts.

Our quarterly revenues and operating results are difficult to predict and may fluctuate significantly from quarter to quarter due to a number of factors, many of which are outside our control. These factors include, but are not limited to:

•       changes in the market for MRM solutions;

•       delays in market acceptance or implementation of our solutions by customers;

•       changes in length of sales cycles of, or demand by, our customers for existing and additional solutions;

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

Our expense levels are based, in part, on our expectation of future revenues. Additionally, a substantial portion of our expenses is relatively fixed. As a result, any shortfall in revenues relative to our expectations could cause significant changes in our operating results from quarter to quarter. We believe period-to-period comparisons of our revenue levels and operating results are not meaningful. You should not rely on our quarterly revenues and operating results to predict our future performance. Our operating results have been, and in some future quarters our operating results may be, below the expectations of public market analysts and investors and, as a result, the price of our common stock may fall.

Our success depends upon our ability to develop new solutions and enhance our existing solutions. If we cannot deliver the features and functionality our customers demand, we will be unable to retain or attract new customers.

If we are unable to develop new solutions, are unable to enhance and improve our solutions successfully in a timely manner, or fail to position and/or price our solutions to meet market demand, we may not attract new customers, existing customers may not expand their use of our solutions, and our business and operating results will be adversely affected. If our enhancements to existing solutions do not deliver the functionality that our customer base demands, our customers may choose not to renew their agreements with us when they reach the end of their initial contract periods, and our business and operating results will be adversely affected. If we cannot effectively deploy, maintain and enhance our solutions, our revenues may decrease, we may not be able to recover our costs, and our competitive position may be harmed.

If one or more of the agreements we have with wireless communications providers is terminated and as a result, we are unable to offer our solutions to customers within a wireless communications provider’s coverage area, we may be unable to deliver our solutions, we may lose customers, and our revenues could decrease.

Our existing agreements with wireless communications providers may, in some cases be terminated immediately upon the occurrence of certain conditions or with prior written notice. If one or more of our wireless communications providers decides to terminate or not to renew its contract with us, we may incur additional costs relating to obtaining alternate coverage from another wireless communications provider outside of its primary coverage area, or we may be unable to replace the coverage at all, causing a complete loss of services to our customers in that coverage area.

We have a history of losses, have only recently become profitable and may not sustain or increase profitability in the future.

We have only recently become profitable and may not sustain or increase profitability in the future. As of December 31, 2005, we had an accumulated deficit of approximately $78.4 million. To sustain profitability, we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

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

We rely on a limited number of sole suppliers for certain components of our solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for our solutions, we may be unable to find other suppliers and our business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers include Motorola, which supplies microcontrollers for use in our Internet Location Manager and Micronet, which supplies our iDT.

It is our practice to attempt to maintain no more than a three to nine month supply of microcontrollers, iDT devices and other components and devices needed for our solutions. Although we believe that we have sufficient quantities of such components and devices to last the next three to nine months, if our agreements with these or other suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of these products or components critical for our solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

A disruption of our services or of our software applications due to accidental or intentional security breaches may harm our reputation, cause a loss of revenues and increase our expenses.

Unauthorized access, computer viruses and other accidental or intentional actions could disrupt our information systems or communications networks or could adversely impact the functionality and security of our software products. We expect to incur significant costs to protect against the threat of security breaches and to alleviate problems caused by any breaches. Currently, the wireless transmission of our customers’ proprietary information is not protected by encryption technology. If a third party were to misappropriate our customers’ proprietary information or adversely impact the operations of our customers, we could be subject to claims, litigation or other potential liabilities that could seriously harm our revenues and result in the loss of customers.

System or network failures could reduce our sales, increase costs or result in liability claims.

Any disruption to our services, information systems or communications networks or those of third parties could result in the inability of our customers to receive our services for an indeterminate period of time. Our hosted solutions and related operations depend upon our ability to maintain and protect our computer systems at data centers located in Ashburn, Virginia and Redwood City, California, and our network operations center in Fremont, California. The facilities in California are in or near earthquake fault zones. Our services may not function properly and we may not be able to adequately support and maintain our software products if our systems fail, if there is an interruption in the supply of power, or if there is an earthquake, fire, flood or other natural disaster, or an act of war or terrorism. Within each of our data centers, we have fully redundant systems; however, in the event of a system or network failure, the process of shifting access to customer data from one data center to the other would be performed manually, and could result in a further disruption to our services and our ability to adequately support and maintain our software products. Any disruption to our services could cause us to lose customers or revenue, or face litigation, customer service or repair work that would involve substantial costs and could distract management from operating our business.

Our success and ability to compete depend upon our ability to secure and protect patents, trademarks and other proprietary rights.

Our success and ability to compete depend on our ability to protect our proprietary rights to the technologies used to implement and operate our solutions in the United States, the United Kingdom and in other countries. In the event that a third party breaches the confidentiality provisions or other obligations in one or more of our agreements or misappropriates or infringes our intellectual property rights or the intellectual property rights licensed to us by third parties, our business could be seriously harmed. To protect our proprietary rights, we rely on a combination of trade secrets, confidentiality and other contractual provisions and agreements, and patent, copyright and trademark laws, which afford us only limited protection. Third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Furthermore, laws in some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States. Therefore, the measures we take to protect our proprietary rights may not be adequate.

Claims that we infringe third-party proprietary rights could result in significant expenses or restrictions on our ability to provide our solutions.

Third parties may claim that our current or future solutions infringe their proprietary rights or assert other claims against us. As the number of entrants into our market increases, the possibility of an intellectual property or other claim against us grows. Any intellectual property or other claim, with or without merit, would be time-consuming and expensive to litigate or settle and could divert management’s attention from our core business. As a result of such a dispute, we may have to pay damages, incur substantial legal fees, develop costly non-infringing technology, if possible, or enter into license agreements, which may not be available on terms acceptable to us, if at all. Any of these results would increase our expenses and could decrease the functionality of our solutions, which would make our solutions less attractive to our current or potential customers. We have agreed in some of our agreements, and may agree in the future, to indemnify other parties for any expenses or liabilities resulting from claimed infringements of the proprietary rights of third parties.

If our customers do not have access to sufficient capacity on reliable wireless networks, we may be unable to deliver our services, our customers’ satisfaction could decline and our revenues could decrease.

Part of our ability to grow and maintain profitability depends on the ability of wireless carriers to provide sufficient network capacity, reliability and security to our customers. Even where wireless carriers provide coverage to entire metropolitan areas, there are occasional lapses in coverage, for example due to tunnels blocking the transmission of data to and from wireless modems used with our solutions. These effects could make our services less reliable and less useful, and customer satisfaction could suffer.

We depend on GPS technology owned and controlled by others. If we do not have continued access to GPS technology or satellites, we will be unable to deliver a majority of our solutions and revenues will decrease.

A majority of our solutions rely on signals from GPS satellites built and maintained by the United States Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, our products and services may cease to function, and customer satisfaction would suffer.

In addition, the United States government could decide to discontinue operation and maintenance of GPS satellites or to charge for the use of GPS. Furthermore, because of ever-increasing commercial applications of GPS and international political unrest, United States government agencies may become increasingly involved in the administration or the regulation of the use of GPS signals in the future. If factors such as the foregoing affect GPS, for example by affecting the availability, quality, accuracy or pricing of GPS technology, our business will suffer.

Defects or errors in our solutions could result in the cancellation of or delays in the implementation of our solutions, which would damage our reputation and harm our financial condition.

We must develop our solutions quickly to keep pace with the rapidly changing MRM market. Solutions that address this market are likely to contain undetected errors or defects, especially when first introduced or when new versions are introduced. We may be forced to delay commercial releases of new solutions or updated versions of existing solutions until such errors or defects are corrected, and in some cases, we may need to implement enhancements to correct errors that were not detected until after deployment of our solutions. Even after testing and release, our solutions may not be free from errors or defects, which could result in the cancellation or disruption of our services or dissatisfaction of customers. In some cases, customers may terminate their agreements with us without penalty if the solution we have provided does not meet the specifications agreed upon by the parties. Such contract terminations or customer dissatisfaction would damage our reputation and result in lost revenues, diverted development resources, and increased support and warranty costs.

The production or reporting of inaccurate information could cause the loss of customers and expose us to legal liability.

The accurate production and reporting of information is critical to our customers’ businesses. If we fail to accurately produce and report information, we could lose customers, our reputation and ability to attract new customers could be harmed, and we could be exposed to legal liability. We may not have insurance adequate to cover losses we may incur as a result of these inaccuracies.

Our success depends on our ability to maintain and expand our sales channels.

To increase our market awareness, customer base and revenues, we need to expand our direct and indirect sales operations. There is strong competition for qualified sales personnel, and we may not be able to attract or retain sufficient new sales personnel to expand our operations. New sales personnel require training, and it takes time for them to achieve full productivity, if at all. In addition, we believe that our success is dependent on the expansion of our indirect distribution channels, including our relationships with wireless carriers, independent sales agents and resellers. These sales channel alliances require training in selling our solutions and it will take time for these alliances to achieve productivity, if at all. We may not be able to establish relationships with additional distributors on a timely basis, or at all. Our independent sales agents and resellers, many of which are not engaged with us on an exclusive basis, may not devote adequate resources to promoting and selling our solutions.

We depend on recruiting and retaining qualified personnel, and our inability to do so may result in a loss in sales, impair our ability to effectively manage our operations or impair our ability to develop and support our solutions.

Because of the technical nature of our solutions and the market in which we compete, our success depends on the continued services of our current executive officers and our ability to attract and retain qualified personnel with expertise in wireless communications, GPS technologies, hosted software applications, transaction processing and the Internet. Competitors and others have recruited our employees in the past and may attempt to do so in the future. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, there can be no assurances that we will be successful in our efforts.

From time to time, we are or may be subject to litigation that could result in significant costs to us.

From time to time, we are or may be subject to litigation in the ordinary course of business relating to any number or type of claims, including claims for damages related to errors and malfunctions of our products and services or their deployment. A securities, product liability, breach of contract, or other claim could seriously harm our business because of the costs of defending the lawsuit, diversion of employees’ time and attention, and potential damage to our reputation. Some of our agreements with customers, suppliers and other third parties contain provisions designed to limit exposure to potential claims. Limitation of liability provisions contained in our agreements may not be enforceable under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims. Although we carry general liability and directors and officers insurance, our insurance may not cover potential claims or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liabilities that may be imposed.

Government regulations and standards could subject us to increased regulation, increase our costs of operations or reduce our opportunities to earn revenue.

In addition to regulations applicable to businesses in general, we may also be subject to direct regulation by United States governmental agencies, including the Federal Communications Commission, Department of Defense, Department of Commerce or the State Department. These regulations may impose licensing requirements, privacy safeguards relating to certain subscriber information, or safety standards, for example with respect to human exposure to electromagnetic radiation and signal leakage. A number of legislative and regulatory proposals under consideration by federal, state, provincial, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, wireless communications and GPS technology, including on-line content, user privacy, taxation, access charges and liability for third-party activities. Additionally, it is uncertain how existing laws governing issues such as taxation on the use of wireless networks, intellectual property, libel, user privacy and property ownership will be applied to our solutions. The adoption of new laws or the application of existing laws may expose us to significant liabilities and additional operational requirements, which could decrease the demand for our solutions and increase our cost of doing business. Wireless communications providers who supply us with airtime are subject to regulation by the Federal Communications Commission, and regulations that affect them could also increase our costs or limit our ability to provide our solutions.

Fluctuations in the value of foreign currencies could result in decreased revenues, increased product costs and operating expenses.

We have customers, suppliers and manufacturers that are located outside the United States. Some transactions relating to supply and development agreements may be conducted in currencies other than the United States dollar, and fluctuations in the value of foreign currencies relative to the United States dollar could cause us to incur currency exchange costs. In addition, some of our transactions denominated in United States dollars may be subject to currency exchange rate risk. We cannot predict the effect of exchange rate fluctuations on our future operating results. Should there be a sustained increase in average exchange rates for the local currencies in these countries, our suppliers and manufacturers may request a price increase at the end of the contract period.

Geopolitical, economic and military conditions, including terrorist attacks and other acts of war, may materially and adversely affect the markets on which our common stock trades, the markets in which we operate, our operations and our profitability.

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States, the United Kingdom and India, as well as those of our customers and suppliers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our solutions. These developments could have a material adverse effect on our business and the trading price of our common stock.

As of February 15, 2006, a limited number of stockholders own approximately 29% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of February 15, 2006, approximately 29% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We have offices in California, India, the United Kingdom and Germany.

Location	Ownership	Square Feet	Primary Use	Lease Expiration
Fremont, CA	Leased	102,544	Corporate headquarters	5/16/2010
Chennai, India	Leased	10,050	Research and development, customer service	5/31/2006
Chennai, India	Leased	37,910	Research and development, customer service	1/31/2009
Ipswich, United Kingdom	Leased	10,494	Research and development, customer service, sales and marketing	9/28/2014
Derby, United Kingdom	Leased	2,500	Customer service	9/30/2008

While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate any future growth.

For a discussion of the accounting treatment of our leased properties, see “Note 13—Commitments and Contingencies” to our consolidated financial statements, included elsewhere in this Report.

Item 3.                        Legal Proceedings

From time to time, we institute or are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business, financial condition, or operating results.

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

	High	Low
Quarter ended March 31, 2004	$16.82	$10.58
Quarter ended June 30, 2004	13.55	7.05
Quarter ended September 30, 2004	7.55	3.10
Quarter ended December 31, 2004	6.91	4.01
Quarter ended March 31, 2005	6.65	3.93
Quarter ended June 30, 2005	4.00	2.47
Quarter ended September 30, 2005	4.85	2.60
Quarter ended December 31, 2005	5.74	4.16
Quarter ended March 31, 2006 (through February 28, 2006)	4.22	5.65

At December 31, 2005, there were approximately 112 holders of record of our common stock, although we believe that there is a significantly larger number of beneficial owners of our common stock.

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events and factors, such as quarterly variations in our operating results, announcements of technological innovations or new products or services or customers by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock performance of other companies that investors may deem comparable to us, and news reports relating to trends in our markets. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies and have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations, as well as general political, economic and market conditions, may adversely affect the market price for our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business. Therefore, we do not currently anticipate declaring any cash dividends on our common stock in the foreseeable future.

We intend to pay dividends accrued on redeemable preferred stock upon redemption.

Recent Sales of Unregistered Securities

On February 18, 2005, we issued (a) approximately 5,454,000 shares of our common stock, par value $0.0001 per share, (b) approximately 24,000 shares of our Series A-1 Redeemable Preferred Stock, $0.001 par value per share, (c) approximately 44,000 shares of our Series A-2 Redeemable Preferred Stock, $0.001 par value per share, (d) approximately 5,000 shares of our Series B-1 Redeemable Preferred Stock, $0.001 par value per share, and (e) approximately 5,000 shares of our Series B-2 Redeemable Preferred Stock, $0.001 par value per shares, all in connection with our acquisition of all the outstanding capital stock of Vidus. The fair values of issued common and non-convertible redeemable preferred stock as purchase consideration for Vidus stock were $24.7 million and $12.9 million, respectively. These issuances were made in reliance on Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and on Section 4(2) of the Securities Act, and were made without general solicitation or advertising. Shares issued in reliance on Section 4(2) of the Securities Act were issued only to accredited investors. Shares issued in reliance on Regulation S were issued in an “offshore transaction’’ as defined under Regulation S, to persons other than “U.S. Persons.’’ Such persons represented to us that they would resell the shares only in compliance with Regulation S. The certificates evidencing those shares bear a legend restricting transfer except pursuant to Regulation S.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Item 6.                        Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes and other information contained in this Report.

	Years Ended December 31,
	2005(1)	2004	2003	2002	2001
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Hosted	$79,945	$75,234	$63,363	$44,420	$27,450
Licensed	12,911	—	—	—	—
Total revenues	92,856	75,234	63,363	44,420	27,450
Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	39,657	34,825	35,516	30,609	26,489
Cost of licensed revenue (excluding intangibles amortization included below)	4,949	—	—	—	—
Intangibles amortization	3,487	28	455	1,670	1,656
In-process research and development	5,640	—	—	—	—
Impairment of intangible assets	2,270	—	—	—	—
Sales and marketing	21,398	12,336	11,433	10,818	17,255
Research and development	13,024	6,192	5,472	6,200	7,822
General and administrative	17,506	12,022	9,516	9,168	15,296
Terminated acquisition costs	—	2,138	—	—	—
Restructuring charges	—	—	—	—	218
Total costs and expenses	107,931	67,541	62,392	58,465	68,736
(Loss) income from operations	(15,075)	7,693	971	(14,045)	(41,286)
Other income (expense), net:
Interest income	3,039	1,532	686	964	2,662
Interest expense	—	—	(11)	(15)	(9)
Change in derivative instrument liability	2,256	—	—	—	—
Investment impairment charge	—	—	—	(1,035)	—
Other (expense) income, net	(103)	(4)	16	(106)	(14)
Total other income (expense), net	5,192	1,528	691	(192)	2,639
Net (loss) income before income taxes	(9,883)	9,221	1,662	(14,237)	(38,647)
Benefit from income taxes	38,482	—	—	—	—
Net income (loss)	28,599	9,221	1,662	(14,237)	(38,647)
Preferred stock dividends	(436)	—	—	—	—
Net income (loss) attributable to common stockholders	$28,163	$9,221	$1,662	$(14,237)	$(38,647)
Net income (loss) per share:
Basic	$0.47	$0.17	$0.03	$(0.31)	$(0.88)
Diluted	$0.46	$0.16	$0.03	$(0.31)	$(0.88)
Shares used in calculating net income (loss) per share:
Basic	59,928	54,296	49,978	46,134	43,892
Diluted	61,353	57,435	54,282	46,134	43,892

	As of December 31,
	2005(1)	2004	2003	2002	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,773	$14,494	$103,669	$35,659	$40,164
Restricted and non-restricted short-term investments	77,643	103,222	2,000	2,241	2,216
Working capital	109,823	119,373	108,120	45,771	51,300
Total assets	246,974	152,210	139,016	70,550	78,474
Redeemable preferred stock	8,184	—	—	—	—
Total stockholders’ equity	$186,860	$124,836	$112,128	$50,167	$60,411

	Years Ended December 31,
	2005(1)	2004	2003	2002	2001
	(In thousands)
Consolidated Cash Flow Data:
Operating activities	$(5,626)	$11,216	$9,454	$(6,653)	$(34,717)
Investing activities	14,645	(104,053)	(1,276)	(780)	4,364
Financing activities	2,260	3,662	59,832	2,928	1,237
Net increase (decrease) in cash and cash equivalents	$11,279	$(89,175)	$68,010	$(4,505)	$(29,116)

(1)          On February 18, 2005, we completed the acquisition of Vidus. Financial information, including the results of operations, for Vidus is included from the date of acquisition.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Report. Except for the historical information contained herein, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect our operating results and could cause our actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by us or on our behalf and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Report on Form 10-K under the “Risk Factors,” and “Business” sections, elsewhere in this Report and in our other filings with the SEC.

The consolidated statement of operations for the interim periods in 2005 have been restated to reflect the effects of a derivative embedded in the redeemable preferred stock issued in connection with the acquisition of Vidus and the correction of an error in the tax provision relating to the reversal of the valuation allowance. See “Note 17—Quarterly Financial Data” to our consolidated financial statements, included elsewhere in this Report, for further discussion.

Overview

We are a leading provider of mobile resource management (“MRM”) solutions, a category of business productivity solutions designed to enable the effective management of mobile resources. Our MRM solutions allow customers to improve productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. Currently, we market and sell our solutions to a range of customers in North America and Europe. We offer Field Force Management (“FFM”) solutions, such as GeoManager, Pathway and Portico, designed to help companies better manage their mobile workers; Field

Service Management (“FSM”) solutions, such as our Taskforce software, designed to help companies better manage their mobile workers’ work; and Field Asset Management (“FAM”) solutions, such as Vehicle Diagnostics and StatusSensors, designed to help companies better manage their mobile workers’ assets in the field. At December 31, 2005, 188,000 mobile resources were enabled with our solutions, on either a subscription or a per seat license basis.

We report the results of our operations in two segments: Hosted and Licensed. The segments are managed separately because each offers different products and serves different segments of the market. The Hosted segment provides the FFM and FAM solutions that connect mobile workers in the field to corporate data on demand, help measure overall mobile workforce performance and manage mobile assets. The Licensed segment provides customers with our FSM solution, which is designed to enable a predictable and reliable customer experience from commitment to service fulfillment; and to help synchronize the call center and field service operation.

On February 18, 2005, we completed the acquisition of Vidus, a provider of dynamic field service optimization software. The financial results of Vidus are reflected in our consolidated results from February 19, 2005, the first day after the closing. The aggregate purchase price for the acquisition was $46.3 million. We accounted for the acquisition as a purchase transaction and, accordingly, the acquisition price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of the respective estimated fair values on the acquisition date. Acquired intangible assets related to the purchases totaled $33.1 million and goodwill resulting from the acquisition totaled $13.3 million. See “Note 1—Organization and Summary of Significant Accounting Policies” and “Note 3—Business Combinations, Goodwill and Intangible Assets” to our consolidated financial statements, included elsewhere in this Report on Form 10-K.

For the year ended December 31, 2005, it was determined that a valuation allowance reported against our deferred tax assets was no longer necessary based on our evaluation of current evidence and its effect on our estimate of future taxable income. Accordingly, we reversed our deferred tax valuation allowance with respect to approximately $42.9 million of our deferred tax assets, of which approximately $36.1 million was recorded as a benefit in the statement of operations and $6.8 million related to excess tax benefits from stock option deductions for which the benefit was recognized as a component of stockholders’ equity.

Critical Accounting Policies, Judgments and Estimates

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our consolidated financial statements as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. To the extent that actual results differ from those estimates, our future results of operations may be affected.

Revenue Recognition

We follow specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position

98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, as well as Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. We recognize revenue when the price is fixed and determinable, persuasive evidence of an agreement exists, our obligations under any such agreement are fulfilled and collectibility is probable.

Our revenues are comprised of hosted revenue and licensed revenue. Hosted revenue is derived from monthly fees for our FFM and FAM solutions and monthly or upfront fees for in-vehicle hardware devices enabling a mobile resource to utilize these FFM or FAM solutions. Licensed revenue is comprised of license fees, installation, training and related post-contract customer support (“PCS”) service fees relating to our FSM solution.

Monthly fees for our hosted solutions are recognized ratably over the contract period, which commences (a) upon installation of our proprietary hardware devices in our customer’s mobile worker vehicles or (b) upon the creation of subscription licenses and a customer account on our website where customers have elected to use our solution with a mobile telephone. Upfront fees for our hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. We defer upfront fees at installation and recognize them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period. Renewal rates for our hosted solutions are not considered priced at a bargain in comparison to the upfront fees (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). If we cannot objectively determine the fair value of any undelivered element included in hosted arrangements, we defer revenue until all elements are delivered, all services have been performed or fair value can objectively be determined.

Licensed revenue associated with the fees for the license of our Taskforce product and related customization and installation services is generally recognized using the percentage-of-completion method of accounting over the period that services are performed. For agreements accounted for under the percentage-of-completion method, we determine progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. We periodically evaluate the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not incurred any such losses.

If the amount of licensed revenue recognized under the percentage of completion method exceeds the amount billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as customer deposits. Revenue recognized in any period is dependent on our progress toward completion of projects in progress.

For projects that were not complete as of December 31, 2005, 2004 and 2003, the following table illustrates the total direct labor hours incurred as a percentage of estimated total direct labor hours required to complete these projects.

	Years Ended December 31,
	2005	2004	2003
Total direct labor hours incurred to date as a % of estimated total direct labor hours required to complete projects	9.4%	—	—

Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. Based on our results for the year ended December 31, 2005, a ten percent deviation from our estimated total direct labor hours required to complete projects uncompleted at

December 31, 2005 would have resulted in an insignificant increase or decrease in net income attributable to common stockholders.

We derive PCS fees from PCS agreements, which are generally initially purchased at the same time as a license for our Taskforce product. PCS can include telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. PCS agreements may generally be renewed on an annual basis. We recognize revenue for PCS, based on vendor specific objective evidence (“VSOE”) of fair value ratably over the term of the PCS period. We generally determine VSOE of PCS based on the stated fees for PCS renewal set forth in the original license agreement. If we are unable to establish VSOE of fair value, we recognize the entire arrangement fee ratably over the term of the PCS, when the only undelivered element is PCS.

For arrangements with multiple elements, such as licenses, customization services and PCS services, we allocate revenue to each element based upon its fair value as determined by VSOE. VSOE for each element is based on normal pricing and discounting practices when the element is sold separately. VSOE for PCS services is measured by the stated renewal rate. If we cannot objectively determine the fair value of any undelivered element included in license arrangements, we defer revenue until the earliest to occur of the following: (a) all elements are delivered, (b) all services have been performed or only PCS services remain to be delivered, or (c) fair value can objectively be determined. When the fair value of a delivered element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue assuming all other criteria have been met.

Valuation of Intangible Assets and Goodwill

In accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired and their expected lives involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

At December 31, 2005, our goodwill totaled $13.3 million and our identifiable intangible assets totaled $27.3 million. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we assess the impairment of goodwill and indefinite lived identifiable intangible assets of our reportable units at least annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance. Significant differences between these estimates and actual cash flows could materially affect our future financial results. We conducted our initial annual impairment test as of August 31, 2005 and determined there was no impairment. During the fourth quarter of 2005, we determined that the acquired Vidus trade name was impaired and as a result, reduced the carrying value of the trade name to zero. There were no other events or circumstances, except for the impairment of the Vidus trade name, from August 31, 2005 through December 31, 2005 indicating that a further assessment was necessary.

Allowance for Doubtful Accounts

Historically, we have had a significant number of small- to medium-sized companies utilizing our solutions. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30 to 45 day payment terms. When customers contract with us, we assess their creditworthiness.

The nature of our relationship with customers is inherently long-term and we have extended and may extend payment terms on an exception basis. We regularly review our customers’ ability to satisfy their payment obligations and provide an allowance for doubtful accounts for specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance, current economic trends and historical experience with collections. The following table illustrates the allowance for doubtful accounts as a percentage of gross accounts receivable for 2005, 2004 and 2003 (in thousands, except percentages).

	Years Ended December 31,
	2005	2004	2003
Gross accounts receivable	$12,851	$9,026	$8,530
Allowance for doubtful accounts	376	1,066	1,421
Allowance for doubtful accounts as a % of gross accounts receivable	2.9%	11.8%	16.7%

Historically, our actual losses and credits have been consistent with these provisions. We believe that we can make reliable estimates for doubtful accounts; however, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate bad debt expense. Based on our results for the year ended December 31, 2005, a ten basis point deviation in the allowance for doubtful accounts as a percentage of gross accounts receivable would have resulted in an insignificant increase or decrease in net income attributable to common stockholders.

Deferred tax assets

We have substantial deferred tax assets that relate to prior periods’ losses, primarily in the United States and the United Kingdom. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In both jurisdictions, we have concluded that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by Statement of Financial Account Standards No. 109, Accounting for Income Taxes This evaluation of whether it is more likely than not that such deferred tax assets will be realized must be continuously evaluated due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of operations. At December 31, 2005, we maintained an allowance on certain state net operating losses and state tax credits based on our assessment that it is more likely than not that the deferred tax asset related to these items will not be realized. The deferred tax asset, net of a valuation allowance of $334,000, totaled $47.8 million as of December 31, 2005 and was offset by deferred tax liabilities of $6.2 million.

Results of Operations for the Years Ending December 31, 2005, 2004 and 2003

The following table sets forth selected statements of operations data as a percentage of our total revenues:

	Years Ended December 31,
	2005	2004	2003
Revenues:
Hosted	86.1%	100.0%	100.0%
Licensed	13.9	—	—
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	42.7	46.3	56.1
Cost of licensed revenue (excluding intangibles amortization included below)	5.3	—	—
Intangibles amortization	3.8	—	0.7
In-process research and development	6.1	—	—
Impairment of intangible assets	2.4	—	—
Sales and marketing	23.0	16.4	18.1
Research and development	14.0	8.2	8.6
General and administrative	18.9	16.0	15.0
Terminated acquisition costs	—	2.8	—
Total costs and expenses	116.2	89.7	98.5
(Loss) income from operations	(16.2)	10.3	1.5
Total other income (expense), net	5.6	2.0	1.1
Net (loss) income before income taxes	(10.6)	12.3	2.6
Benefit from income taxes	41.4	—	—
Net income	30.8	12.3	2.6
Preferred stock dividends	(0.5)	—	—
Net income attributable to common stockholders	30.3%	12.3%	2.6%

Hosted Revenue, Cost of Hosted Revenue, Hosted Gross Margin

Hosted gross margin is calculated as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except percentages)
Hosted revenue	$79,945	$75,234	$63,363
Cost of hosted revenue (excluding intangibles amortization)	39,657	34,825	35,516
Intangibles amortization	—	28	455
Total cost of hosted revenue	39,657	34,853	35,971
Hosted gross margin	$40,288	$40,381	$27,392
Hosted gross margin percentage	50%	54%	43%

Hosted Revenue

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Hosted revenue	$79,945	6%	$75,234	19%	$63,363
As a percentage of total revenues	86%		100%		100%

Hosted revenue is comprised of monthly fees for our FFM and FAM solutions, and monthly or upfront fees for in-vehicle hardware devices enabling a mobile resource to utilize these FFM and FAM solutions. Our hosted revenue is affected by a number of factors, including subscriber growth, the rate at which service features or add-ons are adopted, the pricing associated with the size and term of subscriber contracts and purchases of our in-vehicle hardware devices. Given the generally fixed nature of our arrangements with our subscribers and ratable revenue recognition, the impact on revenues of changes in current prices for hosted solutions is tempered. This is because revenues from new pricing are layered on top of revenues from existing subscribers.

As new subscribers purchase our in-vehicle hardware devices or as existing subscribers choose to purchase new in-vehicle hardware devices, the amount of deferred revenue recognized ratably over the expected life of the subscriber increases. This effect is tempered by subscribers purchasing solutions that are deployed through the use of a mobile telephone installed with our software application because we do not sell those devices and, therefore, do not recognize any revenues from sales of mobile telephones. A similar tempering effect may occur when a subscriber exceeds its expected life because recognition of deferred revenue is complete.

We describe the arrangements in which customers contract directly with wireless carriers for the wireless airtime component of our solutions as “unbundled”. Conversely, we describe arrangements in which we contract directly with customers for the wireless airtime portion as “bundled”. The nature of our relationship with the wireless carriers dictates whether we will be entering into a bundled or unbundled arrangement with a customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific subscriber area of operation. We have observed an increase in the proportion of new subscribers being added on an unbundled basis, resulting in decreased revenue from such subscribers. Unbundled subscribers represented approximately 65%, 54% and 47% of our total subscribers at December 31, 2005, 2004 and 2003, respectively. We expect that this trend will continue through the next 12 to 18 months.

From 2004 to 2005, hosted revenue increased primarily as a result of an increase in the number of subscribers using our solutions, partially offset by a decrease in revenue per subscriber. The total number of subscribers using our solutions was approximately 156,000 and 133,000 at December 31, 2005 and 2004, respectively. Average monthly hosted revenue per subscription was approximately $46.69 for the year ended December 31, 2005, down from $48.56 for the same period in 2004. The decrease of $1.87 is primarily the result of new subscribers being added utilizing an unbundled arrangement.

From 2003 to 2004, hosted revenue increased primarily as a result of an increase in the number of subscribers using our solutions, partially offset by a decrease in revenue per subscriber. The total number of subscribers using our solutions was approximately 133,000 and 125,000 at December 31, 2004 and 2003, respectively. Average monthly hosted revenue per subscription was approximately $48.56 for the year ended December 31, 2004, down from $49.19 for the same period in 2003. The decrease of $0.63 is primarily the result of new subscribers being added utilizing an unbundled arrangement.

Cost of Hosted Revenue (excluding intangibles amortization)

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Cost of hosted revenue (excluding intangibles amortization)	$39,657	14%	$34,825	-2%	$35,516
As a percentage of hosted revenues	50%		46%		56%

Cost of hosted revenue consists of the amortization of the deferred cost of the in-vehicle enabling hardware devices; costs associated with the final assembly, testing, provision, delivery and installation of hardware and other costs such as provisions for inventory and repair costs; and expenses related to the delivery and support of our solutions. From 2004 to 2005, cost of hosted revenue increased primarily as a result of increases in direct product costs of $2.6 million, employee-related expenses of $2.4 million, facilities and communication expenses of $916,000, equipment and depreciation expenses of $459,000, cost of product returns of $238,000, inventory obsolescence of $152,000, warranty expense of $125,000, and travel expenses of $122,000, partially offset by a decrease in airtime costs of $2.5 million as the number of bundled subscribers decreased from the prior year and the reversal of an accrual in relation to telecommunication taxes. The increase in employee compensation expense was associated with an increase in average headcount. Cost of hosted revenue headcount increased to 205 at December 31, 2005 from 163 at December 31, 2004. We expect cost of hosted revenue to increase during the next 12 months, primarily resulting from headcount increases.

From 2003 to 2004, cost of hosted revenue decreased primarily as a result of decreases in the provision for inventory obsolescence of $1.2 million, other cost of products of $692,000 associated with lower product returns and direct service delivery expenses of $243,000, partially offset by an increase in employee-related expenses of $1.0 million and deferred cost of revenues recognized of $805,000, consistent with growth in subscribers using our solutions.

Hosted Gross Margin

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Hosted gross margin	$40,288	0%	$40,381	47%	$27,392
As a percentage of hosted revenues	50%		54%		43%

From 2004 to 2005, hosted gross margin decreased due to sales of new in-vehicle hardware devices at promotional prices in connection with AT&T Wireless and Verizon Wireless ceasing operations of their CDPD network, which necessitated that subscribers using these networks migrate to alternate wireless networks. To use an alternate network, existing in-vehicle hardware devices were replaced for subscribers that sought to migrate to alternative wireless networks.

From 2003 to 2004, hosted gross margin increased by 11%, primarily resulting from realizing higher margins on new sales of our in-vehicle hardware devices, which accounted for 7% of the increase; hosted cost of revenues, which includes fixed indirect expenses that generally increase at a rate slower than the growth in subscribers using our solutions which accounted for 3% of the increase; and intangibles becoming fully amortized which accounted for 1% of the increase.

Direct expenses generally increase at a rate proportional to the growth in our subscribers. Personnel costs and depreciation expense generally increase at a rate slower than the growth rate of our subscribers. As a result, we expect that our hosted gross margin will increase during the next 12 months.

Licensed Revenue, Cost of Licensed Revenue and Licensed Gross Margin

Licensed gross margin is calculated as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except percentages)
Licensed revenue	$12,911	$—	$—
Cost of licensed revenue (excluding intangibles amortization)	4,949	—	—
Intangibles amortization	3,487	—	—
Total cost of licensed revenue	8,436	—	—
Licensed gross margin	$4,475	—	—
Licensed gross margin percentage	35%	—	—

Licensed Revenue

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Licensed revenue	$12,911	100%	$—	0%	$—
As a percentage of total revenues	14%		0%		0%

Licensed revenue is comprised of license fees, installation, training and PCS service fees relating to our FSM solution, acquired in connection with our acquisition of Vidus in February 2005. The number of licensed users of our FSM solution totaled approximately 32,000 at December 31, 2005.

Cost of Licensed Revenue (excluding intangibles amortization)

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Cost of licensed revenue (excluding intangibles amortization)	$4,949	100%	$—	0%	$—
As a percentage of licensed revenues	38%		0%		0%

Cost of licensed revenue (excluding intangibles amortization) consists of employee related expenses in relation to installation services and the support of our ongoing PCS commitments. We expect the cost of licensed revenue to increase over the next twelve months as headcount increases and we continue to invest in fixed assets and infrastructure to support this segment.

Licensed Gross Margin

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Licensed gross margin	$4,475	100%	$—	0%	$—
As a percentage of licensed revenues	35%		0%		0%

Licensed gross margin was 35% in 2005 due in part to the amortization of intangible assets (discussed below). Direct expenses generally increase at a rate proportional to the growth in our end users. Personnel costs and depreciation expenses generally increase at a rate slower than the growth rate of our end users.

Amortization of intangible assets is expected to increase in 2006 and 2007 to approximately $4.0 million, after which it is expected to decrease as the intangible assets becomes fully amortized. We expect our licensed gross margin to increase during the next twelve months.

Intangibles Amortization

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Intangibles amortization	$3,487	12,354%	$28	-94%	$455
As a percentage of total revenues	4%		0%		1%

In 2005, intangibles amortization related to the intangible assets acquired in connection with the purchase of Vidus in February 2005. These costs are being amortized over their estimated useful lives of three to ten years.

In 2004 and 2003, intangibles amortization related to the intangible assets purchased from Differential Corrections, Inc. in April 2000 and ConnectBusiness.com, Inc. in September 2002. The costs were amortized over their estimated useful lives of three and two years, respectively. As of December 31, 2004, these intangibles were fully amortized.

In-process Research and Development

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
In-process research and development	$5,640	100%	$—	0%	$—
As a percentage of total revenues	6%		0%		0%

For the year ended December 31, 2005, in-process research and development consisted of research projects undertaken by Vidus prior to its acquisition by us that had not reached technological feasibility and had no alternative future use at the time of the acquisition of Vidus. In order to achieve technological feasibility, we estimated the time required to complete the projects to cost approximately $5.7 million. We estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows expected to be attributable to the technology once it reaches technological feasibility using a discount rate of 40%. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time expected to be incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 80% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in 2005. In 2005 expenditures to complete the acquired in-process research and development approximated the original estimates.

Impairment of Intangible Assets

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Impairment of intangible assets	$2,270	100%	$—	0%	$—
As a percentage of total revenues	2%		0%		0%

During the fourth quarter of 2005, management determined that Vidus would officially change its name to @Road, Ltd. As a result, we reduced the carrying value of the Vidus trade name to zero resulting in an impairment charge of $2.3 million. The impairment charge is included in Impairment of Intangible Assets in our Statement of Operations.

Sales and Marketing

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Sales and marketing	$21,398	73%	$12,336	8%	$11,433
As a percentage of total revenues	23%		16%		18%

Sales and marketing expenses consist of employee salaries, sales commissions, and marketing and promotional expenses. From 2004 to 2005, sales and marketing expenses increased primarily as a result of increases in employee-related expenses of $4.5 million, sales commissions of $1.3 million, marketing expenses of $864,000, consultant expenses of $757,000, facilities and communication expenses of $653,000, travel expenses of $550,000 and equipment and depreciation expense of $175,000. The increase in employee compensation expense was associated with an increase in the average headcount. Sales and marketing headcount increased to 117 at December 31, 2005 from 103 at December 31, 2004. We anticipate that sales and marketing expenses will increase in future periods as we expand our sales and marketing efforts, including, but not limited to, headcount growth and promotional expenses related to new solutions.

From 2003 to 2004, sales and marketing expenses increased primarily as a result of increases in employee-related expenses of $1.3 million and travel expenses of $238,000, partially offset by decreases in sales commission of $420,000 and promotional expenses of $324,000. Sales and marketing headcount increased to 103 at December 31, 2004 from 86 at December 31, 2003.

Research and Development

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Research and development	$13,024	110%	$6,192	13%	$5,472
As a percentage of total revenues	14%		8%		9%

Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. From 2004 to 2005, research and development expenses increased primarily as a result of increases in employee-related expenses of $4.8 million, consultant expenses of $1.3 million, equipment and depreciation of $406,000, travel expenses of $270,000 and facilities and communications expenses of $121,000, partially offset by a decrease in prototype costs of $301,000. The increase in employee compensation expense was associated with an increase in the average headcount. Research and development headcount increased to 137 at December 31, 2005 from 84 at December 31, 2004. We anticipate that research and development expenses will increase in future periods as we develop and introduce new solutions and as a result of increases in employee-related expenses associated with those introductions.

From 2003 to 2004, research and development expenses increased primarily as a result of increases in employee-related expenses of $454,000 and external development expenses of $387,000. Research and development headcount increased to 84 at December 31, 2004 from 56 at December 31, 2003.

General and Administrative

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
General and administrative	$17,506	46%	$12,022	26%	$9,516
As a percentage of total revenues	19%		16%		15%

General and administrative expenses consist of employees salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and allowance for doubtful accounts. From 2004 to 2005, general and administrative expenses increased primarily as a result of increases in employee-related expenses of $3.0 million, accounting and audit fees of $905,000, equipment and depreciation expense of $693,000, facilities and communications expenses of $330,000, legal fees of $294,000 and travel expenses of $283,000, partially offset by decreases in consulting fees of $379,000 and temporary employee-related expenses of $201,000. The increase in employee compensation expense was associated with an increase in the average headcount. General and administrative headcount increased to 88 at December 31, 2005 from 81 at December 31, 2004. We anticipate that general and administrative expenses will remain relatively flat in future periods.

From 2003 to 2004, general and administrative expenses increased primarily as a result of increases in Sarbanes-Oxley compliance costs of $2.2 million, employee-related expenses of $1.2 million and recruiting fees of $292,000, partially offset by decreases in the allowance for doubtful accounts of $597,000 and lower franchise and minimum state taxes of $278,000. General and administrative headcount increased to 81 at December 31, 2004 from 53 at December 31, 2003.

The allowance for doubtful accounts decreased $674,000, $724,000 and $127,000 in 2005, 2004 and 2003, respectively. The decreases in the allowance are primarily due to non-recurring favorable adjustments as a result of improvements in the collection history in our customer base that occurred during 2005, 2004 and 2003. We anticipate that the allowance for doubtful accounts will remain relatively stable in future periods.

Terminated Acquisition Costs

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Terminated acquisition costs	$—	(100)%	$2,138	0%	$—
As a percentage of total revenues	0%		3%		0%

On April 12, 2004, we entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. (“MDSI”) providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the year ended December 31, 2004, we expensed approximately $2.1 million of acquisition-related costs.

Other Income (Expense), Net

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Interest income	$3,039	98%	$1,532	123%	$686
Interest expense	—	0%	—	-100%	(11)
Change in derivative instrument liability	2,256	100%	—	—	—
Other income (expense), net	(103)	2,475%	(4)	-125%	16
Total other income (expense), net	$5,192	240%	$1,528	121%	$691
As a percentage of total revenues	6%		2%		1%

From 2004 to 2005 and from 2003 to 2004, total other income (expense), net increased primarily due to larger invested balances and higher rates of return in 2004 and 2005. In 2005, we also recorded benefits of $2.3 million in relation to a derivative instrument embedded in the redeemable preferred stock issued as part of the Vidus acquisition. In 2003, interest expense consists primarily of interest expense related to the financing of directors’ and officers’ insurance costs. In 2005, 2004 and 2003, other income (expense), net consisted primarily of immaterial net foreign currency exchange losses and gains resulting from transactions with our wholly-owned subsidiaries in India and in the United Kingdom. We conduct operations primarily within the United States where inflation during 2005, 2004 and 2003 has been low and has not materially impacted our operating results. Foreign currency exchange gains were expensed as incurred.

Benefit from Income Taxes

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Benefit from income taxes	$38,482	100%	$—	0%	$—
As a percentage of total revenues	41%		0%		0%

The benefit from income taxes differs from the amount computed by applying the statutory U.S. federal rate primarily due to the reversal of the valuation allowance in the United States. For the year ended December 31, 2005, it was determined that a valuation allowance reported against our deferred tax assets was no longer necessary based on our evaluation of current evidence and its effect on our estimate of future taxable income. Accordingly, we reversed our deferred tax valuation allowance with respect to approximately $42.9 million of our deferred tax assets, of which approximately $36.1 million was recorded as a benefit in the statement of operations and $6.8 million related to excess tax benefits from stock option deductions for which the benefit was recognized as a component of stockholders’ equity. An income tax benefit of $3.3 million was recorded for the operating losses in the United Kingdom.

Through December 31, 2002, we incurred net losses for federal and state tax purposes, and except for only minimum state and franchise taxes recorded within general and administrative expenses, we have not recognized any tax provision or benefit. Net income earned for the years ended December 31, 2004 and 2003 was offset by the utilization of prior years’ net operating loss carry forwards; therefore, no income tax expense was provided.

Historically, we have adequately provided for actual tax liabilities. Unexpected or significant future changes in trends could result in a material impact to future consolidated statements of operations and cash flows.

Preferred Stock Dividends

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Preferred stock dividends	$436	100%	$—	0%	$—
As a percentage of total revenues	0%		0%		0%

Preferred stock dividends consist of dividends on redeemable preferred stock issued by us in connection with the acquisition of Vidus. The holders of our preferred stock are entitled to receive dividends at the rate of $6.50 per share annually. The dividends accrue day to day, whether or not earned or declared, from the date of the acquisition. The dividends are payable when and if declared by the Board of Directors or upon redemption of the preferred stock. Any accumulation of unpaid dividends on the preferred stock does not bear interest.

Quarterly Results of Operations (unaudited)

The following table presents certain unaudited consolidated statement of operations data for our eight most recent fiscal quarters. The information for each of these quarters is unaudited and has been prepared on the same basis as our audited consolidated financial statements appearing elsewhere in this Report. In the opinion of our management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results when read in conjunction with our consolidated financial statements and related notes included elsewhere in this Report. We believe that results of operations for interim periods should not be relied upon as any indication of the results to be expected or achieved in any future period or any fiscal year as a whole.

	Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004	March 31, 2004
	(2)	(2)	(2)	(2)
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Hosted	$21,805	$18,965	$19,685	$19,490	$19,909	$19,102	$18,331	$17,892
Licensed	5,464	6,004	941	502	—	—	—	—
Total revenues	27,269	24,969	20,626	19,992	19,909	19,102	18,331	17,892
Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	10,668	10,238	9,227	9,524	9,206	8,582	8,669	8,368
Cost of licensed revenue (excluding intangibles amortization included below)	1,295	1,481	1,473	700	—	—	—	—
Intangibles amortization	1,010	1,010	1,010	457	—	7	11	10
In-process research and development	—	—	—	5,640	—	—	—	—
Impairment of intangible assets	2,270	—	—	—	—	—	—	—
Sales and marketing	5,423	5,496	5,832	4,647	3,213	2,929	3,082	3,112
Research and development	3,113	3,487	3,849	2,575	1,698	1,695	1,431	1,368
General and administrative	4,393	4,724	3,942	4,447	4,227	3,240	2,371	2,184
Terminated acquisition costs	—	—	—	—	(18)	139	2,017	—
Total costs and expenses	28,172	26,436	25,333	27,990	18,326	16,592	17,581	15,042
(Loss) income from operations	(903)	(1,467)	(4,707)	(7,998)	1,583	2,510	750	2,850
Other income, net:
Interest income	911	781	729	618	523	426	329	254
Change in derivative instrument liability(1)	1,484	4,845	(3,332)	(741)	—	—	—	—
Other income (expense), net	32	17	(154)	2	9	(6)	(13)	6
Total other income, net(1)	2,427	5,643	(2,757)	(121)	532	420	316	260
Net income (loss) before income taxes(1)	1,524	4,176	(7,464)	(8,119)	2,115	2,930	1,066	3,110
Benefit from income taxes(1)	1,465	33,822	3,195	—	—	—	—	—
Net income (loss)(1)	2,989	37,998	(4,269)	(8,119)	2,115	2,930	1,066	3,110
Preferred stock dividends	(131)	(124)	(124)	(57)	—	—	—	—
Net income (loss) attributable to common stockholders(1)	$2,858	$37,874	$(4,393)	$(8,176)	$2,115	$2,930	$1,066	$3,110

(1)        The consolidated statement of operations for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005 have been restated to reflect the effects of a derivative embedded in the redeemable preferred stock issued in connection with the acquisition of Vidus, and the correction of an error in the tax provision relating to the reversal of the valuation allowance for the period ending September 30, 2005. See “Note 17—Quarterly Financial Data” to our consolidated financial statements included elsewhere in this Report, for further discussion.

(2)        On February 18, 2005, we completed the acquisition of Vidus. Financial information, including the results of operations, for Vidus is included from the date of acquisition.

Liquidity and Capital Resources

	Years Ended December 31,
(In thousands, except percentages)	2005	Percent change	2004	Percent change	2003
Net income	$28,599	210%	$9,221	455%	$1,662
Non-cash (benefits) charges	(26,854)	(1,514)%	1,899	(51)%	3,890
Change in working capital assets and liabilities	(7,371)	(7,778)%	96	(98)%	3,902
Net cash (used in) provided by operating activities	(5,626)	(150)%	11,216	19%	9,454
Net cash provided by (used in) investing activities	14,645	(114)%	(104,053)	8,055%	(1,276)
Net cash provided by financing activities	2,260	(38)%	3,662	(94)%	59,832
Net increase (decrease) in cash and cash equivalents	$11,279	(113)%	$(89,175)	(231)%	$68,010

As of December 31, 2005, we had $25.8 million of cash and cash equivalents and $77.6 million of short-term investments. Working capital was $109.8 million.

During 2005, cash used in operating activities was less than our net income. While in 2004 and 2003, the cash provided by operating activities was greater than net income. The results in 2005 are primarily due to a non-cash benefit to earnings of $45.3 million related to the reversal of a valuation allowance and a non-cash benefit in relation to the change in the fair value of the derivative instrument liability, partially offset by non-cash charges for depreciation and amortization, the tax benefit on the exercise of employee stock options resulting from the reversal of a tax valuation allowance, in-process research and development charges and the impairment of intangible assets. In addition, the operating cash flows for 2005 were also negatively impacted by the year-over-year changes in working capital assets and liabilities. The results in 2004 and 2003 were driven primarily by non-cash charges to earnings. Non-cash charges to earnings included the write-off of deferred acquisition costs, depreciation and amortization, investment impairment charge, amortization of deferred stock compensation and the provision for inventory valuation. In 2003, operating cash flows were also positively impacted by the net cash amounts provided by year-over-year changes in working capital assets and liabilities.

In 2005, the net cash provided by investing activities was comprised of $153.0 million in proceeds from the sale of short-term investments, partially offset by $127.4 million used to purchase short-term investments, $6.9 million used for the acquisition of Vidus, net of cash acquired and $4.2 million used to purchase property and equipment. Cash used in investing activities in 2004 and 2003 were due primarily to the movement of cash between cash and investments and the purchase of property and equipment. Purchases of property and equipment totaled $2.7 million and $1.5 million in 2004 and 2003, respectively. Purchases of property and equipment related mainly to purchases of computer equipment and software to support our growth in operations, infrastructure and headcount. We currently do not have any material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure over the next twelve months. We also may establish additional operations as we expand globally.

The net cash flows provided by financing activities in 2005, 2004 and 2003 were due primarily to proceeds from the sale of our common stock. Proceeds from the sale of our common stock totaled $2.3 million, $3.6 million and $57.9 million in 2005, 2004 and 2003, respectively. Proceeds from the sale of our common stock in 2005 and 2004 primarily related to the exercise of stock options and purchases under our employee stock purchase plan. Proceeds from the sale of our common stock in 2003 primarily related to the proceeds from our secondary offering of $51.9 million. Our future cash flows from stock options are difficult to project as such amounts are a function of our stock price, the number of options outstanding and decisions by the holders to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased relative to historical levels.

We believe that existing cash, cash equivalents and short-term investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of all payments. We have presented below, a summary of the most significant assumptions used in our determination of amounts presented in the tables in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows. The following table summarizes our fixed contractual obligations as of December 31, 2005 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$5,964	$1,582	$3,906	$476	—
Capital lease obligations(2)	103	65	38	—	—
Financing lease obligations(2)	15	15	—	—	—
Other purchase obligations(3)	2,830	2,778	52	—	—
Inventory purchase obligations(4)	4,789	4,789	—	—	—
	$13,701	$9,229	$3,996	$476	$—

(1)          Operating lease commitments include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly unless a substantial change in our headcount needs requires us to exit an office facility early or expand our occupied space.

(2)          Capital lease obligations and financing lease obligations are included in the balance sheet under property, plant and equipment, net and primarily include minimum rental payments under our non-cancelable leases for office equipment and furniture.

(3)          Other purchase obligation amounts include minimum purchase commitments for marketing, computer equipment, software applications, engineering development services and other goods and services that were entered into in the ordinary course of business. Purchase obligations include agreements that are cancelable without penalty. Certain of these contractual arrangements contain significant performance requirements. Given the significance of the performance requirements, actual payments could differ significantly from these estimates.

(4)          Inventory purchase commitments include minimum payments under non-cancelable commitments for goods that were entered into in the ordinary course of business.

Excluded from the table above is the fair value of a derivative instrument for which the ultimate settlement amount is not yet known and which is payable only upon redemption of the outstanding redeemable preferred stock to which it relates. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk, Equity Price Risk” for further discussion.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recently Issued Accounting Standards

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of the FSP did not have a material impact on our consolidated statement of operations and financial condition.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for accounting and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option pricing model to value options and are assessing which model we may use upon adoption of such standard. The use of an alternative model to value options may result in a different fair value than the use of the Black-Scholes option pricing model.

There are a number of other requirements under the new standard that will result in a different accounting treatment than currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan.

We will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption alternatives. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. This method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. In April 2005, the SEC deferred the effective date of SFAS 123R. The effective date of SFAS 123R for our consolidated financial statements is January 1, 2006.

While we have not completed our assessment of the impact of SFAS 123R, we expect that this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plans rather than disclose the impact on our consolidated net income attributable to common stockholders within our footnotes, as is our current practice.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of APB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as the costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after July 1, 2005. We do not expect that the adoption of SFAS 151, which we will implement beginning on January 1, 2006, will have a material impact on our consolidated statement of operations and financial condition.

Item 7A.                Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes and changes in the market values of our marketable securities. We have not used derivative financial instruments in our investment portfolio. We invest our excess cash in debt instruments of high-quality corporate issuers and the United States government or its agencies. Our investment policy limits the amount of credit exposure to any one issuer and limits our investments to maturity dates of less than one year. We are averse to principal loss and seek to preserve our invested funds by limiting default risk, market risk and reinvestment risk. We mitigate default risk by investing in high credit quality securities and by positioning our portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer or guarantor. The portfolio includes only marketable securities with active secondary or resale markets to provide portfolio liquidity.

Cash, cash equivalents and marketable securities in both fixed and floating rate interest-earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to rising interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates or we may suffer losses if forced to sell securities that have declined in market value due to changes in interest rates.

The table below presents the carrying value and related weighted average rate of return for our cash, cash equivalents and debt securities. The carrying values approximate fair values as of December 31, 2005 and December 31, 2004. As of December 31, 2005, debt securities consisted of $25.8 million with original maturity dates of 90 days or less and $77.6 million with original maturity dates of greater than 90 days. As of December 31, 2004, debt securities consisted of $14.5 million with original maturity dates of 90 days or less and $103.2 million with original maturity dates of greater than 90 days.

	Carrying value at December 31, 2005	Average rate of return at December 31, 2005	Carrying value at December 31, 2004	Average rate of return at December 31, 2004
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents—variable rate	$8,984	2.8%	$3,022	1.3%
Money market funds—variable rate	7,030	3.6%	951	2.0%
Cash and cash equivalents—fixed rate	9,759	4.2%	10,521	2.3%
Total cash and cash equivalents	25,773	3.6%	14,494	2.1%
Debt securities—fixed rate	77,643	4.1%	103,222	2.0%
Total cash, cash equivalents and short-term investments	$103,416	4.0%	$117,716	2.0%

Foreign Currency Exchange

We transact business primarily in United States dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 primarily to perform research and development and customer support services. Operating expenses incurred by our subsidiary in the United Kingdom are denominated in British pounds and euros. This subsidiary was acquired as part of the Vidus acquisition and performs research and development, sales and marketing, and customer service activities. Operating expenses incurred in British pounds and Indian rupees exceed revenues generated in these currencies, which we do not hedge. A ten percent increase in the average exchange rates of these currencies would decrease our operating income by approximately 4.7 percent.

We hold fixed-price agreements denominated in United States dollars with certain of our foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, which manufactures the Internet Location Manager; Siemens AG, in Germany, which provides the modem for some versions of the iLM; Taiwan Semiconductor Manufacturing Company, in Taiwan, which manufactures our GPS digital receiver chips; and Micronet, in Israel, which supplies our iDT. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a ten percent increase in average exchange rates could increase our product costs by approximately 2.3 percent.

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiaries in India or the United Kingdom.

Equity Price Risk

The Series B-1 and B-2 redeemable preferred stock, issued in connection with the Vidus acquisition, included an embedded derivative instrument, the “top-up amount”, which is indexed to our common stock. The top-up amount is payable upon the redemption of preferred stock after September 25, 2006 and is calculated as follows: $54.2 million less the greater of (i) $38.0 million or (ii) 5.6 million, multiplied by the highest average closing sale price of our common stock for any ten consecutive trading day period from September 25, 2005 to September 25, 2006 plus $15.0 million.

The derivative instrument was valued at fair value at the acquisition date, February 18, 2005, at $5.2 million and at December 31, 2005 at $ 2.9 million. The change in the derivative instrument liability of $2.3 million was recorded as a benefit to income for the year ended December 31, 2005.

Based on the highest ten consecutive trading days average closing price of our common stock of $5.44 per share through December 31, 2005, the aggregate top-up amount, as if determined on December 31, 2005, is $8.7 million. The top-up amount will further decrease if, and to the extent that, the average closing price of our common stock for any ten consecutive trading day period ending on or before September 25, 2006 is greater than $5.44 per share.

Item 8.                        Financial Statements and Supplementary Data

See Part IV, Item 15 of this Report.

Item 9.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

DISCLOSURE CONTROLS

Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (“Exchange Act”). As part of our evaluation, we considered factors such as whether data, if any, concerning significant changes to our business, new agreements entered into during the quarter, changes in relationships with suppliers and customers, new resource commitments, litigation matters, the material weaknesses described below and changes in accounting interpretations were disclosed in connection with the disclosure committee’s investigation of such matters. In addition, we considered the comments, if any, of process owners regarding their awareness of any matters that could give rise to additional disclosure.

Based upon that evaluation, as of December 31, 2005, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and were not effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

A disclosure control system, no matter how well conceived and implemented, can provide only reasonable assurance that the objectives of such control system are satisfied. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the company have been detected. The Company did design into its process safeguards to reduce, though not eliminate, this risk.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. However, all internal control systems, no matter how well conceived and implemented, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and reporting. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As part of our first quarter 2005 closing process and assessment of internal control over financial reporting, we identified an internal control deficiency that constituted a “material weakness,” as defined by the Public Company Accounting Oversight Board Auditing Standard No. 2. The material weakness occurred during the first quarter of 2005 and has continued through the fourth quarter of 2005. The material weakness concerns our interpretation and implementation of various complex accounting principles in the area of non-recurring transactions, specifically (a) our acquisition of Vidus and (b) certain significant customer contracts.

With respect to the Vidus acquisition, the complex accounting principles included (i) accounting for acquisition and integration costs incurred by Vidus as a result of its acquisition by us, (ii) the valuation of Vidus’ deferred revenue, (iii) revenue recognition of a pre-existing customer contract, (iv) deferred tax liability, asset and valuation allowance and (v) embedded derivatives. The phrase “certain significant customer contracts” refers to the pre-existing Vidus customer contract noted above and a customer contract to provide our mobile resource management solutions, which included more complex contractual elements than are typically found in our customer agreements. The material weakness relates to these transactions, including the process of determining the proper accounting to be applied to activities occurring under the agreements and, with respect to the Vidus acquisition, certain estimates and assumptions.

With respect to such non-recurring transactions, we performed additional analysis relating to the accounting for such agreements in the context of preparing our financial statements. After dialogues with our independent registered public accountants and independent valuation specialists, we revised our accounting treatment and conclusions and estimates and made adjustments to the balances that we ultimately used in preparing our financial statements. Upon a determination that it was appropriate to make such adjustments, we concluded that we have a material weakness in our internal controls over financial reporting.

In addition, as part of our fourth quarter 2005 closing process and assessment of internal control over financial reporting, an internal control deficiency was identified that constituted a material weakness. Specifically, we did not accurately calculate, or perform a timely review of, the annual tax provision for 2005. This deficiency in operation of internal control over financial reporting does not affect any prior periods and the resulting adjustments were identified and made to the annual financial statements as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 excluded certain assets, liabilities, revenues and costs and expenses for Vidus. We acquired Vidus on February 18, 2005. Vidus’ revenue and costs and expenses excluded from the assessment of internal control over financial reporting represents 14% and 17% of our consolidated revenues and costs and expenses, respectively, for the year ended December 31, 2005. Assets and liabilities excluded from the assessment constituted 2% and 13% of our consolidated assets and liabilities, respectively, as of December 31, 2005. SEC guidelines permit companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition.

A material weakness in internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

As a result of the material weaknesses in internal control over financial reporting described above, management has concluded that as of December 31, 2005, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been changes implemented to our internal controls over financial reporting during the second, third and fourth quarters of 2005.

As of December 31, 2005, we had not fully remediated the material weakness related to the accounting for non-recurring transactions. During the second quarter of 2005, we commenced implementation of a remediation plan to supplement our existing processes to (a) identify internally such transactions occurring during a reporting period and (b) assess the accounting treatment to be used in connection with those transactions. These supplemental elements include (i) additional internal reviews of the underlying transactions and related accounting conclusions and (ii) the use of external consulting expertise to provide additional advice relating to our accounting interpretations. The phrase “external consulting expertise” means that the Company would engage the services of an independent registered public accounting firm or third party with appropriate accounting knowledge and expertise.

During the fourth quarter of 2005 we supplemented our existing processes relating to tax transactions to include the use of external tax consulting expertise to provide additional quality assurance. Subsequent to December 31, 2005 and as a result of the material weakness identified above, we developed a remediation plan to increase the level of review and discussion of significant tax matters and supporting documentation with senior finance management.

To date, the Company has not incurred, nor does it expect to incur in the future, any material costs in connection with these remediation plans.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of @Road, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that @Road, Inc. and its subsidiaries (collectively the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 excluded certain assets, liabilities, revenues and costs and expenses related to Vidus Limited (“Vidus”) that was acquired on February 18, 2005. Such assets, liabilities, revenues and costs and expenses related to Vidus represented approximately 2%, 13%, 14% and 17%, respectively, of the related consolidated financial statement amounts as of, and for, the year ended December 31, 2005. Accordingly, our audit did not include the internal control over financial reporting relating to such assets, liabilities, revenues and costs and expenses at Vidus. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.                As of December 31, 2005, the Company did not maintain effective control over the financial closing and reporting process with respect to the interpretation and application of various complex accounting principles in the area of non-recurring transactions. Specifically, the Company did not properly account for the acquisition of Vidus or certain significant customer contracts. This deficiency in operation of the controls over financial reporting for non-recurring transactions resulted in adjustments to the Company’s consolidated financial statements and the restatement of the Company’s condensed consolidated financial statements for the interim periods ended September 30, 2005, June 30, 2005 and March 31, 2005.

2.                As of December 31, 2005, the Company did not maintain effective control over the calculation and review of the income tax provision and disclosures. This deficiency in operation of the controls over financial reporting for income taxes resulted in certain adjustments to the Company’s income tax benefit, deferred income tax balances and disclosures in the notes to the consolidated financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our reports on such consolidated financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2005, and our reports dated March 22, 2006 expressed unqualified opinions on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Jose, California
March 22, 2006

Item 9B.               Other Information

None.

PART III

The information required to be included in Part III is omitted from this Report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (“Proxy Statement”) for our 2006 annual meeting of stockholders, and the information included in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this Report:

  1.           Index to Consolidated Financial Statements

The following Consolidated Financial Statements of @Road, Inc. and its subsidiaries are filed as part of this Report on Form 10-K:

  2.           Consolidated Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	84
Schedule II—Valuation and Qualifying Accounts	85

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

10.12	1996 Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.13	2000 Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.14	2000 Employee Stock Purchase Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.15	2000 Directors’ Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.16	Form of Indemnification Agreement. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
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

10.44	Deed of Warranty and Indemnity in relation to Vidus Limited dated December 15, 2004. (Incorporated herein by reference to our Report on Form 8-K filed on December 21, 2004.)
10.49	2005 Stock Option Plan. (Incorporated herein by reference to our Report on Form 8-K filed on February 22, 2005.)
10.50	Agreement between the Registrant and Elnet Technologies Ltd., dated April 28, 2004. (Incorporated herein by reference to our Report on Form 10-K filed on March 15, 2005.)
10.51	Form of Change in Control Agreement between the Registrant and its executive officers. (Incorporated herein by reference to our Report on Form 10-K filed on March 15, 2005.)
10.52	Offer Letter between the Registrant and Michael Martini dated June 14, 2005. (Incorporated herein by reference to our Report on Form 8-K filed on June 22, 2005.)
10.53

Lease agreement among a subsidiary of Registrant, Prime Holdings Limited and Melbourne Business Court Management Company Limited, dated October 15, 2003. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)

10.54

Lease agreement among a subsidiary of Registrant, Felaw Maltings Ipswich (No. 1) Limited, Felaw Maltings Ipswich (No. 2) Limited and Mars Pension Trustees Limited, dated December 9, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)

10.55

Lease agreement among a subsidiary of Registrant, Felaw Maltings Ipswich (No. 1) Limited, Felaw Maltings Ipswich (No. 2) Limited and Mars Pension Trustees Limited, dated December 9, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)

10.56	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)
10.57	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)
10.58	Form of Notice of Stock Option Acceleration. (Incorporated herein by reference to our Report on Form 8-K filed on October 27, 2005.)
10.59	Lease Deed dated February 1, 2006, between Transpacific Business Service Private Limited and @Road Software India Private Limited.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 86).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

†                    Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of @Road, Inc.:

We have audited the accompanying consolidated balance sheets of @Road, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ Deloitte & Touche LLP

San Jose, California
March 22, 2006

@ROAD, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$25,773	$14,494
Short-term investments	77,643	103,222
Accounts receivable (net of allowances of $376 and $1,066)	12,475	7,960
Inventories	6,087	3,593
Deferred product costs	16,187	11,104
Deferred tax assets	1,448	—
Prepaid expenses and other	2,566	1,542
Total current assets	142,179	141,915
Property and equipment, net	6,195	3,668
Deferred product costs	16,995	5,947
Deferred tax assets	40,531	—
Goodwill	13,341	—
Intangible assets, net	27,333	—
Other non-current assets	400	680
Total assets	$246,974	$152,210
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,653	$5,666
Accrued liabilities	8,751	5,529
Deferred revenue and customer deposits	15,495	11,347
Derivative instrument	1,457	—
Total current liabilities	32,356	22,542
Deferred revenue	17,333	4,830
Deferred tax liabilities	323	—
Derivative instrument	1,457	—
Other long-term liabilities	461	2
Total liabilities	51,930	27,374
Commitments and contingencies (Note 13)
Preferred stock, $0.001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 78 in 2005 and none in 2004	8,184	—
Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 61,154 in 2005 and 54,805 in 2004	265,347	232,016
Notes receivable from stockholders	(7)	—
Accumulated other comprehensive loss	(78)	(179)
Accumulated deficit	(78,402)	(107,001)
Total stockholders’ equity	186,860	124,836
Total liabilities, redeemable preferred stock and stockholders’ equity	$246,974	$152,210

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
Revenues:
Hosted	$79,945	$75,234	$63,363
Licensed	12,911	—	—
Total revenues	92,856	75,234	63,363
Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	39,657	34,825	35,516
Cost of licensed revenue (excluding intangibles amortization included below)	4,949	—	—
Intangibles amortization	3,487	28	455
In-process research and development	5,640	—	—
Impairment of intangible assets	2,270	—	—
Sales and marketing	21,398	12,336	11,433
Research and development	13,024	6,192	5,472
General and administrative	17,506	12,022	9,516
Terminated acquisition costs	—	2,138	—
Total costs and expenses	107,931	67,541	62,392
(Loss) income from operations	(15,075)	7,693	971
Other income, net:
Interest income	3,039	1,532	686
Interest expense	—	—	(11)
Change in derivative instrument liability	2,256	—	—
Other (expense) income, net	(103)	(4)	16
Total other income, net	5,192	1,528	691
Net (loss) income before income taxes	(9,883)	9,221	1,662
Benefit from income taxes	38,482	—	—
Net income	28,599	9,221	1,662
Preferred stock dividends	(436)	—	—
Net income attributable to common stockholders	$28,163	$9,221	$1,662
Net income per share:
Basic	$0.47	$0.17	$0.03
Diluted	$0.46	$0.16	$0.03
Shares used in calculating net income per share:
Basic	59,928	54,296	49,978
Diluted	61,353	57,435	54,282

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	Common Stock		Deferred Stock	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Income
BALANCES, January 1, 2003	47,747	$170,610	$(491)	$(2,068)	$—	$(117,884)	$50,167
Net income						1,662	1,662	$1,662
Common stock issued through secondary public offering, net of issuance costs	4,000	51,889					51,889
Shares issued under employee stock purchase plan	563	1,484					1,484
Exercise of stock options	1,390	4,478					4,478
Collection of notes receivable from stockholders				1,981			1,981
Deferred stock compensation		5	(5)				—
Reversal of deferred stock compensation due to employee terminations		(25)	25				—
Amortization of deferred stock compensation			467				467
BALANCES, December 31, 2003	53,700	228,441	(4)	(87)	—	(116,222)	112,128
Net income						9,221	9,221	$9,221
Change in unrealized (loss) on short-term investments					(179)		(179)	(179)
Comprehensive income								$9,042
Shares issued under employee stock purchase plan	464	2,135					2,135
Exercise of stock options	641	1,440					1,440
Collection of notes receivable from stockholders				87			87
Amortization of deferred stock compensation			4				4
BALANCES, December 31, 2004	54,805	232,016	—	—	(179)	(107,001)	124,836
Net income						28,599	28,599	$28,599
Change in unrealized gain on short-term investments					101		101	101
Comprehensive income								$28,700
Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	24,228					24,228
Fully vested options issued upon acquisition of Vidus		531					531
Shares issued under employee stock purchase plan	580	1,678					1,678
Exercise of stock options	315	578					578
Issuance of note receivable from stockholder				(11)			(11)
Collection of note receivable from stockholder				4			4
Dividends on preferred stock		(436)					(436)
Excess tax benefit on the exercise of employee stock options (See “Note 15—Income Taxes”)		6,752					6,752
BALANCES, December 31, 2005	61,154	$265,347	$—	$(7)	$(78)	$(78,402)	$186,860

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$28,599	$9,221	$1,662
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,095	1,286	2,168
Excess tax benefit on the exercise of employee stock options	6,752	—	—
In-process research and development	5,640	—	—
Impairment of intangible assets	2,270	—	—
Change in derivative instrument liability	(2,256)	—	—
Provision for inventory valuation	365	214	1,375
Provision for product return costs	238	—	—
Loss on disposal of property and equipment	65	24	7
Write-off of deferred acquisition costs	—	1,095	—
Amortization of deferred stock compensation	—	4	467
Allowance (reduction) for doubtful accounts	(674)	(724)	(127)
Deferred taxes	(45,349)	—	—
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,172)	(127)	425
Inventories	(2,859)	(1,382)	1,599
Deferred product costs	(16,369)	2,140	(4,331)
Prepaid expenses and other	(332)	(1,021)	(296)
Accounts payable	447	609	1,649
Accrued and other liabilities	1,533	33	1,438
Deferred revenue and customer deposits	12,381	(156)	3,418
Net cash (used in) provided by operating activities	(5,626)	11,216	9,454
Cash flows from investing activities:
Purchase of property and equipment	(4,178)	(2,652)	(1,519)
Proceeds from sale of property and equipment	—	—	2
Purchases of short-term investments	(127,367)	(161,836)	(2,000)
Proceeds from maturities of short-term investments	153,047	60,435	2,241
Acquisition of Vidus, net of cash acquired	(6,857)	—	—
Net cash provided by (used in) investing activities	14,645	(104,053)	(1,276)
Cash flows from financing activities:
Proceeds from sale of common stock	2,256	3,575	57,851
Proceeds from payments on note receivable issued to stockholders	4	87	1,981
Net cash provided by financing activities	2,260	3,662	59,832
Net increase (decrease) in cash and cash equivalents	11,279	(89,175)	68,010
Cash and cash equivalents:
Beginning of year	14,494	103,669	35,659
End of year	$25,773	$14,494	$103,669
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$—	$11
Cash paid for income taxes	$55	$—	$—
Dividends accrued on preferred stock	$436	$—	$—
Change in unrealized gain (loss) on short-term investments, net of tax effects	$101	$(179)	$—
Reversal of deferred stock compensation	$—	$—	$25
Deferred stock compensation	$—	$—	$5
Non-cash investing and financing activities:
Issuance of common stock, preferred stock and options in connection with the acquisition of Vidus	$38,155	$—	$—

See notes to consolidated financial statements.

@ROAD, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Note 1. Organization and Summary of Significant Accounting Policies

Organization

@Road, Inc. commenced operations on July 1, 1996 and is a leading provider of mobile resource management (“MRM”).

Principles of Consolidation

The consolidated financial statements include @Road, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany accounts and transactions are eliminated upon consolidation.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, intangible assets and goodwill, allowance for doubtful accounts, income taxes and legal and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid debt instruments purchased with a remaining maturity at purchase of 90 days or less to be cash equivalents.

Investments

Investments represent highly liquid debt instruments purchased with a remaining maturity date at purchase of greater than 90 days and are stated at fair value. The differences between amortized cost (cost adjusted for amortization of premiums and accretion of discounts which are recognized as adjustments to interest income) and fair value representing unrealized holding gains or losses, are recorded separately as accumulated other comprehensive income within stockholders’ equity, net of related estimated tax provisions or benefits. Additionally, the Company assesses whether an other-than-temporary impairment loss on its investments has occurred due to declines in fair value or other market conditions. The Company did not consider any declines in fair value to be other than temporary. While the Company’s intent is to hold debt securities to maturity or reset date, they are classified as available-for-sale because the sale of such securities may be required prior to maturity or reset. Any gains and losses on the sale of debt securities are determined on a specific identification basis.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash equivalents, short-term investments and accounts receivable. The Company’s cash equivalents and short-term investments consist of checking and savings accounts, money market accounts and highly liquid debt instruments with four financial institutions. The Company sells its products and services primarily to companies in the United States and Europe. The Company does not require collateral or other security to support accounts receivable. To reduce credit risk, management performs ongoing evaluations of its customers’ financial condition. The Company maintains an allowance for doubtful accounts receivable based upon its historical experience. Unexpected or significant future changes in trends could result in a material impact to future statements of operations or cash flows. The allowance for doubtful accounts is recorded as a charge to operating expense, while the provision for sales returns is recognized as a reduction of revenues.

At December 31, 2005, SBC Services comprised 43% of outstanding accounts receivable. At December 31, 2004, SBC Services, Waste Management and Verizon Communications comprised 20%, 19% and 11% of outstanding accounts receivable, respectively.

Inventories

Inventories consist of raw materials, work in process and finished goods, and are stated at the lower of average cost or market. Inventories are accounted for on an average cost basis and the adequacy of inventory reserves is reviewed on a quarterly basis. The Company writes down inventory based on forecasted demand and technological obsolescence. These factors are impacted by market and economic conditions, technology changes, new product introductions and changes in strategic direction and require estimates that may include uncertain elements. Actual demand may differ from forecasted demand and such differences may have a material effect on recorded inventory values.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over estimated useful lives of approximately three to five years. Leasehold improvements and capital lease assets are amortized over the shorter of the lease term or their estimated useful lives.

Intangible Assets and Goodwill

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), under which goodwill is no longer subject to amortization.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An asset is considered impaired if its carrying amount exceeds the future net cash flow that the asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. The Company assesses the recoverability of long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment if any, is measured based on projected discounted future net cash flows.

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company conducted its initial annual impairment test as of August 31, 2005 and determined there was no impairment. There were no events or circumstances, except for the impairment of the Vidus trade name, from that date through December 31, 2005 indicating that a further assessment was necessary.

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

Revenue Recognition

The Company follows specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2, as well as Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue when the price is fixed and determinable, persuasive evidence of an agreement exists, the obligations under any such agreement are fulfilled and collectibility is probable.

The Company’s revenues are comprised of hosted revenue and licensed revenue. Hosted revenue is derived from monthly fees for the Company’s Field Force Management (“FFM”) and Field Asset Management (“FAM”) solutions and monthly or upfront fees for in-vehicle hardware devices enabling a mobile resource to utilize these FFM or FAM solutions. Licensed revenue is comprised of license fees, installation, training and related post-contract customer support (“PCS”) services fees relating to our Field Service Management (“FSM”) Taskforce software solution.

Monthly fees for the Company’s hosted solutions are recognized ratably over the contract period, which commences (a) upon installation of our proprietary hardware devices in our subscriber’s mobile worker vehicles, or (b) upon the creation of subscription licenses and a subscriber account on its website where subscribers have elected to use its solution with a mobile telephone. Upfront fees for the Company’s hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. The Company defers upfront fees at installation and recognizes them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period. Renewal rates for its hosted solutions not considered priced at a bargain in comparison to the upfront fees (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). If the Company cannot objectively determine the fair value of any undelivered element included in hosted arrangements, it defers revenue until all elements are delivered, all services have been performed or fair value can objectively be determined.

Licensed revenue associated with the fees for the license of the Company’s FSM taskforce product and related customization and installation services is generally recognized using the percentage-of-completion method of accounting over the period that services are performed. For agreements accounted for under the percentage-of-completion method, the Company determines progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. The Company periodically evaluates the actual status of each project to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, the Company has not incurred any such losses. If the amount of revenue recognized exceeds the amount billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as customer deposits.

The Company derives PCS fees from PCS agreements, which are generally initially purchased at the same time as a license for its taskforce product. PCS can include telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. PCS agreements may generally be renewed on an annual basis. The Company recognizes revenue for PCS, based on vendor specific objective evidence (“VSOE”) of fair value, ratably over the term of the PCS period. It generally determines VSOE of PCS based on the stated fees for PCS renewal set forth in the original license agreement. If the Company is unable to establish VSOE of fair value, it recognizes all fees ratably over the term of the PCS, when the only undelivered element is PCS.

For arrangements with multiple elements, such as licenses, customization services and PCS services, the Company allocates revenue to each element based upon its fair value as determined by VSOE. VSOE for each element is based on normal pricing and discounting practices when the element is sold separately. VSOE for PCS services is measured by the stated renewal rate. If the Company cannot objectively determine the fair value of any undelivered element included in license arrangements, it defers revenue until the earliest of either: (a) all elements are delivered, (b) all services have been performed or only PCS services remain to be delivered, or (c) fair value can objectively be determined. When the fair value of a delivered element has not been established, we use the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue, assuming all other criteria have been met.

Advertising Costs

All advertising costs are expensed as incurred. Advertising costs, which are included in sales and marketing expenses, were approximately $1.1 million, $370,000 and $301,000 in 2005, 2004 and 2003, respectively. Advertising costs consist primarily of ad campaigns, catalog brochures, promotional items and trade show expenses.

Research and Development Expenses

In accordance with Statement of Financial Accounting Standards No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed, costs incurred in the research and development of new products and enhancements to existing products are expensed as incurred until technological feasibility has been established. The Company believes its current process for developing products is essentially completed concurrently with the establishment of technological feasibility which is evidenced by a working model; accordingly, research and development costs incurred after the establishment of technological feasibility have not been significant and, therefore, no costs have been capitalized to date.

Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there is no substantive plan to market the software are capitalized in accordance with the provisions of SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. During 2005, 2004 and 2003 no costs were capitalized in accordance with SOP 98-1.

Foreign Currency Transactions

The functional currency of the Company and its foreign subsidiaries is the United States dollar. Accordingly, all monetary assets and liabilities are translated at the current exchange rate at the end of the year, non-monetary assets and liabilities are translated at historical rates and revenues and expenses are translated at average exchange rates in effect during the period. Transaction gains and losses have not been significant to date and are included in Other income, net on the Company’s Consolidated Statement of Operations.

Derivative financial instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), certain derivatives are embedded in our Series B preferred stock that must be bifurcated and accounted for separately. The original host instruments were initially reported, at fair value, as Preferred Stock and the embedded derivatives were initially reported, at fair value, as liabilities. Because these derivatives do not qualify as hedging instruments, changes in fair values of such derivatives are reported as charges or credits to income.

Stock-Based Compensation

The Company accounts for stock-based employee compensation issued under compensatory plans using the intrinsic value method, which calculates compensation expense based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the option exercise price.

Accounting principles generally accepted in the United States of America require companies who choose to account for stock option grants using the intrinsic value method to also determine the fair value of option grants using an option pricing model, such as the Black-Scholes model, and to disclose the impact of fair value accounting in a note to the financial statements.

The impact of recognizing the fair value of option grants and stock grants under the Company’s employee stock purchase plan as an expense under SFAS 123, Share-Based Payment would have substantially reduced the Company’s operating results, as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income as reported	$28,599	$9,221	$1,662
Add: stock-based employee compensation expense included in reported net income, net of tax effect	—	4	462
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(4,794)	(7,451)	(9,422)
Pro forma net income (loss)	23,805	1,774	(7,298)
Preferred stock dividends	436	—	—
Pro forma net income (loss) attributable to common stockholders	$23,369	$1,774	$(7,298)
Basic net income (loss) per share:
As reported	$0.47	$0.17	$0.03
Pro forma	$0.39	$0.03	$(0.15)
Diluted net income (loss) per share:
As reported	$0.46	$0.16	$0.03
Pro forma	$0.38	$0.03	$(0.15)

On October 27, 2005, the Company accelerated the vesting of 811,000 stock options with exercise prices ranging from $6.40 to $14.58, being priced above the closing stock price on such date. The Company recognized pro forma compensation expense of $5.0 million related to this acceleration. The Company accelerated vesting of these stock options to reduce the compensation expense associated with these options in future periods resulting from the adoption of SFAS No. 123 (revised 2004), Share-Based Payment.

The weighted average fair value of options granted in the years ended December 31, 2005, 2004 and 2003, were $2.26, $3.79 and $7.31, respectively. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model. The Company’s calculations are based on a single option valuation approach and forfeitures are recognized as they occur. The following weighted average assumptions were used for each respective period:

	Years Ended December 31,
	2005	2004	2003
Stock Option Plans:
Risk free interest rate	3.97%	3.41%	2.91%
Expected volatility	84%	106%	114%
Expected life (in years)	3.22	5	5
Expected dividend	$0.00	$0.00	$0.00
Employee Stock Purchase Plan:
Risk free interest rate	3.16%	1.32%	1.14%
Expected volatility	73%	78%	92%
Expected life (in years)	0.5	0.5	0.5
Expected dividend	$0.00	$0.00	$0.00

On April 1, 2005, the Company changed its estimate of its expected life by reference to the Company’s historical data. Through March 31, 2005, the Company’s estimate was based on an industry average due to a lack of sufficient company specific historical evidence on which to base its estimates.

The Company accounts for stock-based arrangements issued to non-employees using the fair value based method, which calculates compensation expense based on the fair value of the stock option granted using the Black-Scholes option pricing model at the date of grant, or over the period of performance, as appropriate. See also “Note 11—Employee Benefit Plans”.

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

Motorola is the sole supplier of microcontrollers and certain modems used in the Company’s products. Micronet is the sole supplier of our Internet Data Terminal (“iDT”). Everex is the sole supplier of our Internet Location Manager—WiFi (“iLM-W”). The Company expects to rely on these suppliers as the sole source for these components and devices for the next several years.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Accumulated other comprehensive loss was comprised of unrealized gains (losses) of $78,000, $(179,000) and $0 on short-term investments at December 31, 2005, 2004 and 2003, respectively.

Major Customers

In 2005, 2004 and 2003, Verizon Communications, represented 13%, 17% and 17% of total revenues. No other customers comprised 10% or more of total revenues.

Recently Issued Accounting Standards

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of the FSP did not have a material impact on the Company’s consolidated statement of operations and financial condition.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting

Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for accounting and reporting, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

The statement eliminates the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires that such transactions be accounted for using a fair value based method and recognized as expenses in the consolidated statement of operations. The statement requires companies to assess the most appropriate model to calculate the value of the options. The Company currently uses the Black-Scholes option pricing model to value options and is assessing which model it may use upon adoption of such standard. The use of an alternative model to value options may result in a different fair value than the use of the Black-Scholes option pricing model.

There are a number of other requirements under the new standard that will result in a different accounting treatment than that currently required. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan.

The Company will also be required to determine the transition method to be used at the date of adoption. The allowed transition methods include modified prospective and modified retroactive adoption alternatives. Under the modified retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. This method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. In April 2005, the SEC deferred the effective date of SFAS 123R. The effective date of SFAS 123R for the Company’s consolidated financial statements is January 1, 2006.

While the Company has not completed its assessment of the impact of SFAS 123R, it expects that this statement will have a significant impact on its consolidated financial statements as the Company will be required to expense the fair value of its stock option grants and stock purchases under its employee stock purchase plans rather than disclose the impact on its consolidated net income attributable to common stockholders within its footnotes, as is its current practice.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of APB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as the costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after July 1, 2005. The Company does not expect that the adoption of SFAS 151, which it will implement beginning on January 1, 2006, will have a material impact on its consolidated financial statements.

Note 2. Basic and Diluted Net Income Per Share

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income attributable to common shareholders (numerator)	$28,163	$9,221	$1,662
Shares (denominator):
Basic
Weighted average common shares outstanding	59,928	54,299	50,140
Weighted average common shares outstanding subject to repurchase	—	(3)	(162)
Shares used in computation	59,928	54,296	49,978
Diluted
Dilution impact from option equivalent shares	1,416	3,134	3,932
Dilution impact from employee stock purchase plan	9	2	210
Add back weighted average common shares subject to repurchase	—	3	162
Shares used in computation	61,353	57,435	54,282
Net income per share:
Basic	$0.47	$0.17	$0.03
Diluted	$0.46	$0.16	$0.03

For the periods presented, the Company had securities outstanding which could potentially dilute basic income per share in the future, but which were excluded from the computation of diluted net income per share in the periods presented, as their effect would have been anti-dilutive due to shares being subject to repurchase by the Company on outstanding options with exercise prices greater than the average fair market value for the respective periods presented. Such outstanding securities consist of the following (shares in thousands):

	Years Ended December 31,
	2005	2004	2003
Outstanding options	4,475	1,820	751
Weighted average exercise price of outstanding options	$7.31	$10.89	$10.79

Note 3. Business Combinations, Goodwill and Intangible Assets

On February 18, 2005, the Company completed the acquisition of Vidus Limited (“Vidus”) in a transaction accounted for as a business combination using the purchase method. As consideration for the acquisition, the Company issued approximately 5.5 million shares of its common stock valued at $24.7 million, newly created redeemable preferred stock (“preferred stock”) valued at approximately $12.9 million, extinguished for cash existing debt of approximately $5.5 million in exchange for all of the outstanding shares of Vidus capital stock, and issued approximately 146,000 vested options with a fair value of $531,000. Under the terms of the stock option grants, each option has been classified as a non-qualified stock option, is fully vested, has an exercise price ranging from $0.67 to $2.00 per share and has a one-year term. The Company incurred acquisition related costs of $2.6 million, of which $478,000 was allocated to the issuance of common stock. The purchase price of approximately $46.3 million was allocated among the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

The shares of common stock issued in the acquisition were valued in accordance with Emerging Issues Task Force Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination (“EITF 99-12”). In accordance with EITF 99-12, the Company established the first date on which the number of the Company’s shares and the amount of other consideration became fixed as of February 18, 2005. Accordingly, the Company valued the transaction using the average closing price of the Company’s common stock for the two-day period ending on February 18, 2005, or $4.53 per share.

The shares of redeemable preferred stock issued in the acquisition contain a provision whereby the redemption value may be increased based on the future price of the Company’s common stock (the “top-up” amount) and were recorded at fair value as required by SFAS No. 141, Business Combinations (“SFAS 141”) and Emerging Issues Task Force Issue No. 97-8, Accounting for Contingent Consideration Issued in a Purchase Business Combination (“EITF 97-8”). The fair value of the redeemable preferred stock was determined to be the aggregate of the redemption value of the preferred stock discounted at 6.5%, plus the estimated value of the embedded put and call options and the estimated top-up, discounted at the Company’s estimated cost of equity of 14.87%. See “Note 8—Derivative Financial Instrument Liability” and “Note 9—Redeemable Preferred Stock” for further discussion of the top-up.

The fair value of the stock options was determined using the Black-Scholes option pricing model with the following assumptions: no dividend yield, expected volatility of 96%, expected life of one year and a risk-free interest rate of 3.09%.

The Vidus acquisition was accounted for under SFAS No. 141, and certain specified provisions of SFAS 142. The results of operations of Vidus are included in the Company’s Condensed Consolidated Statement of Operations beginning February 19, 2005.

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

The allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed was as follows (in thousands):

Fair value of net liabilities assumed	$(2,575)
Intangible assets acquired:
Core developed technology	18,410
Order backlog	5,500
Customer relationships	3,660
Trademarks	3,250
Trade names	2,270
33,090
In-process research and development	5,640
Costs allocated to common stock issued	478
Deferred tax liability, net	(3,693)
Goodwill	13,341
Purchase price	$46,281

Core Developed Technology

Core developed technology of approximately $18.4 million relates to the taskforce technology. At the date of acquisition, the developed technology was complete and had reached technological feasibility. Any costs to be incurred in the future will relate to the ongoing maintenance of the developed technology and will be expensed as incurred. To estimate the fair value of the developed technology, an income approach was used with a discount rate of 35%, which included an analysis of future cash flows and the risks associated with achieving such cash flows. The developed technology is being amortized over its estimated useful life of ten years.

Order Backlog and Customer Relationships

The order backlog of approximately $5.5 million and the customer relationships of approximately $3.7 million represented the fair value of the PCS obligations and existing customer relationships. To estimate the fair value of the order backlog and the customer relationships, an income approach was used with a discount rate of 30%. The order backlog and customer relationships are amortized over their estimated useful lives of three and ten years, respectively.

Trademarks

The taskforce solution has strong name recognition in European field service management, telecommunications, cable and utilities markets. To estimate the fair value of the trademark an income approach was used with a discount rate of 40%. The Company expects to continue to produce and market the taskforce product. Therefore, an analysis of various economic factors indicated there was no limit to the period of time the trademark would contribute to future cash flows. Because cash flow is expected to continue indefinitely, the trademark is not being amortized, but is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Trade Names

The Vidus trade name had strong name recognition in European markets. At the time of the acquisition, the Company expected to continue to utilize the Vidus trade name in Europe. The fair value was determined using an income approach with a discount rate of 40% and based on an analysis of various economic factors the Company determined that the useful life of the trade name was indefinite. During the fourth quarter of 2005, management determined that the acquired Vidus trade name would no longer be utilized. As a result, the Company recorded an impairment charge of $2.3 million.

In-Process Research and Development

Development projects that had reached technological feasibility were classified as developed technology, and the value assigned to developed technology was capitalized. In-process research and development of approximately $5.6 million reflected research projects that had not reached technological feasibility or had no alternative future use at the time of the acquisition and was immediately expensed. In order to achieve technological feasibility, the Company estimated the hours required to complete the projects would cost approximately $5.7 million. The Company estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows attributable to the technology once it had reached technological feasibility using a discount rate of 40%. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time expected to be incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 80% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in fiscal 2005. Expenditures to complete the acquired in-process research and development approximated the original estimates.

Goodwill

Goodwill of approximately $13.3 million represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The acquisition allows the Company to integrate its technology with Vidus’ technology for dynamic scheduling, dispatching, routing and appointment booking of mobile workers, cross-sell the companies’ solutions and further develop the combined technologies to provide customers with seamlessly integrated solutions. The acquisition also creates the ability to expand the Company’s business to Europe and other international markets. These opportunities, along with the ability to hire the Vidus workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. The goodwill and intangible assets were allocated to the licensed reporting segment. The goodwill is not deductible for tax purposes.

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

	Year Ended December 31,
	2005	2004
Revenue	$93,549	$82,089
Net income (loss)	$25,914	$(9,529)
Net income (loss) attributable to common stockholders	$25,409	$(10,192)
Net income (loss) per share (basic)	$0.42	$(0.16)
Net income (loss) per share (diluted)	$0.41	$(0.16)
Shares used in computing net income (loss) per share (basic)	60,645	59,750
Shares used in computing net income (loss) per share (diluted)	62,071	59,750

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of Vidus had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date. These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of Vidus or the costs of achieving these cost savings, operating synergies, and revenue enhancements. The in-process research and development charge of approximately $5.6 million is included in the net loss attributable to common stockholders for the year ended December 31, 2005.

Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to ten years.

Intangible assets were as follows (in thousands):

	As of December 31, 2005			As of December 31, 2004
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Core developed technology	$23,462	$(6,641)	$16,821	$5,052	$(5,052)	$—
Order backlog	5,500	(1,582)	3,918	—	—	—
Customer relationships	3,660	(316)	3,344	—	—	—
Total	32,622	(8,539)	24,083	5,052	(5,052)	—
Unamortized intangible assets:				—	—	—
Trademarks	3,250	—	3,250	—	—	—
Total intangible assets	$35,872	$(8,539)	$27,333	$5,052	$(5,052)	$—

During the fourth quarter of 2005, management determined that Vidus Limited would officially change its name to @Road, Ltd. Therefore, the acquired Vidus trade name will no longer be utilized. The name change is intended to leverage the @Road brand equity and more closely reflect the Company’s objective of adding end-to-end MRM solutions offerings in Europe. As a result, the Company reduced the carrying value to zero resulting in an impairment charge of $2.3 million. The impairment charge is included in Impairment of Intangible Assets in the Company’s Statement of Operations and in the licensed revenue segment in “Note 12—Segment Reporting”.

For the years ended December 31, 2005, 2004 and 2003, amortization of intangible assets was $3.5 million, $28,000 and $455,000 million, respectively. The estimated future amortization expense of purchased intangible assets as of December 31, 2005 is as follows (in thousands):

2006	$4,040
2007	4,040
2008	2,458
2009	2,207
2010	2,207
Thereafter	9,131
Total	$24,083

Note 4. Short-Term Investments

Short-term investments included the following available-for-sale securities at December 31, 2005 and 2004 (in thousands):

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
United States government debt securities	$39,276	$—	$(72)	$39,204
Municipal debt securities	36,802	—	(6)	36,796
Corporate debt securities	1,643	—	—	1,643
Total	$77,721	$—	$(78)	$77,643

	December 31, 2004
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
United States government debt securities	$51,782	$—	$(124)	$51,658
Municipal debt securities	31,354	2	(4)	31,352
Corporate debt securities	20,265	—	(53)	20,212
Total	$103,401	$2	$(181)	$103,222

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2005 and 2004, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government debt securities	$39,204	$(72)	$—	$—	$39,204	$(72)
Municipal debt securities	36,796	(6)	—	—	36,796	(6)
Corporate debt securities	1,643	—	—	—	1,643	—
Total	$77,643	$(78)	$—	$—	$77,643	$(78)

	As of December 31, 2004
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
United States government debt securities	$51,658	$(124)	$—	$—	$51,658	$(124)
Municipal debt securities	31,352	(4)	—	—	31,352	(4)
Corporate debt securities	20,212	(53)	—	—	20,212	(53)
Total	$103,222	$(181)	$—	$—	$103,222	$(181)

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. When evaluating the investments, the Company considers whether it has the ability and the intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in the value subsequent to year-end and forecasted performance of the investee. The Company has reviewed those securities with unrealized losses as of December 31, 2005 and 2004 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed as of December 31, 2005 and 2004.

Note 5. Inventories

Inventories consist of (in thousands):

	December 31,
	2005	2004
Raw materials	$1,796	$1,025
Work in process	2,013	746
Finished goods	2,278	1,822
	$6,087	$3,593

Note 6. Property and Equipment

Property and equipment consist of (in thousands):

	December 31,
	2005	2004
Computers and software	$14,424	$13,196
Manufacturing and office equipment	663	352
Furniture and fixtures	455	494
Leasehold improvements	695	307
Total	16,237	14,349
Accumulated depreciation and amortization	(10,042)	(10,681)
Property and equipment, net	$6,195	$3,668

Depreciation expense for December 31, 2005, 2004 and 2003 was $2.6 million, $1.3 million and $1.7 million, respectively.

As of December 31, 2005, the Company has capital lease assets for office equipment and furniture with a net book value in the amount of $209,000. The accumulated amortization related to these capital leases is $87,000 as of December 31, 2005.

Note 7. Accrued Liabilities

Accrued liabilities consist of (in thousands):

	December 31,
	2005	2004
Accrued compensation and related benefits	$3,629	$2,855
Other accrued expenses	5,122	2,674
Total	$8,751	$5,529

Note 8. Derivative Financial Instrument Liabilities

In connection with the Vidus acquisition, the Company issued shares of its Series B-1 and B-2 redeemable preferred stock with an embedded feature indexed to the Company’s common stock, the top-up amount that is payable to the holders of the redeemable preferred stock upon redemption. See “Note 9—Redeemable Preferred Stock” for further discussion. In accordance with SFAS 133, the top-up amount is considered a derivative instrument that should be bifurcated from the preferred stock host and recognized as either an asset or liability, depending on the rights and obligations under the contract, and should be measured at fair value. The Company accounted for changes in the fair value of the derivative instrument which is not designated as a hedging instrument through the current period earnings.

The Company uses the Monte Carlo simulation of its stock price with the movements in its stock price following a geometric Brownian motion to value the derivative instrument that is recorded as derivative liabilities. In valuing the embedded derivative, the Company used the market price of its common stock on the date of valuation, a historical volatility and the expected remaining period to the expiration date of the top-up period. The Company used the following valuation assumptions:

	As of	As of
	December 31,	February 18,
	2005	2005
Historical volatility	54%	88%
Expected remaining period	9 months	15 months
Valuation date market price of common stock	$5.23	$4.50
Risk-free interest rate	4.33%	3.07%
Discount rate	16.07%	14.87%

The fair value of this derivative instrument was estimated at $5.2 million at February 18, 2005 and at $2.9 million at December 31, 2005. The change in the fair value of $2.3 million was recorded in total other income, net in the consolidated statement of operations.

Based on the highest ten consecutive trading days average closing price of the Company’s common stock of $5.44 per share through December 31, 2005, the aggregate top-up, as if determined on December 31, 2005, is $8.7 million. The top-up amount will further decrease if, and to the extent that, the average closing price of our common stock for any ten consecutive trading day period ending on or before September 25, 2006 is greater than $5.44 per share.

Note 9. Redeemable Preferred Stock

On February 18, 2005, the Board of Directors of the Company authorized the creation of four series of preferred stock and designated approximately 44,000, 44,000, 5,000 and 5,000 shares as Series A-1, A-2, B-1 and B-2 preferred stock, respectively, of which approximately 24,000, 44,000, 5,000 and 5,000 shares of Series A-1, A-2, B-1 and B-2 preferred stock, respectively, were issued and outstanding as of December 31, 2005.

Dividends

The holders of the Series A-1, A-2, B-1 and B-2 preferred stock are entitled to receive dividends at the rate of $6.50 per share annually. The dividends accrue day to day, whether or not earned or declared, from February 18, 2005. The dividends are payable when and if declared by the Board of Directors or when shares are redeemed. Any accumulation of unpaid dividends on the preferred stock does not bear interest. Accrued dividends totaled $436,000 as of December 31, 2005.

Redemption

The holders of the Series A-1 and B-1 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2006, and the holders of the Series A-2 and B-2 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2007.

Each share of Series A-1 and A-2 preferred stock is redeemable for an amount equal to (i) $100 plus (ii) all declared or accumulated but unpaid dividends. Each share of Series B-1 and B-2 preferred stock is redeemable for an amount equal to (i) $100, plus (ii) all declared or accumulated but unpaid dividends, plus (iii) the top-up amount, if there is no consecutive ten trading day period from September 25, 2005 to September 25, 2006 during which the average per share closing price of the Company’s common stock is greater than or equal to $7.00. The top-up amount is calculated as follows: $54.2 million less the greater of (i) $38.0 million and (ii) the sum of 5.6 million multiplied by the highest average closing price for the

Company’s common stock for any ten consecutive trading day period from September 25, 2005 to September 25, 2006 plus $15 million.

On or after February 18, 2009, the Company may redeem all or any portion of the Series A-1, A-2, B-1, and B-2 preferred stock.

Conversion

None of the issued series of preferred stock is convertible.

Liquidation

Series A-1, A-2, B-1 and B-2 preferred stockholders are entitled to receive, upon liquidation, an amount equal to their respective redemption price. The holders of the Series A-1, A-2, B-1 and B-2 preferred stock rank on a pari passu basis as to the receipt of such distributions and in preference to the holders of common stock.

Voting

Each outstanding share of preferred stock is entitled to eleven (11) votes on all matters, voting with the shares of common stock as a class.

The following table illustrates the activity for each series of preferred stock through December 31, 2005 (in thousands):

	Series A-1	Series A-2	Series B-1	Series B-2	Total
Issued at fair value	$2,352	$4,424	$3,205	$2,937	$12,918
Reclass of bifurcated derivative instrument, at fair value at issuance	—	—	(2,719)	(2,451)	(5,170)
Amounts accrued for dividends for the twelve months ended December 31, 2005	131	249	28	28	436
Balance December 31, 2005	$2,483	$4,673	$514	$514	$8,184

Note 10. Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes it to issue 250,000,000 shares of common stock. A portion of the shares outstanding was subject to repurchase over a four-year period from the earlier of the issuance date or employee hire date, as applicable. At December 31, 2005 and 2004 there were no shares subject to repurchase rights.

At December 31, 2005, the Company had reserved approximately 14,227,000 shares of common stock available for future issuance under its stock option plans, including approximately 9,571,000 shares related to outstanding stock options. In addition, the Company had reserved approximately 1,522,000 shares of common stock available for future issuance under the employee stock purchase plan.

Note 11. Employee Benefit Plans

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of its common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase up to 1,800 shares having a value not exceeding 20% of their gross compensation during an offering period. During the years ended December 31, 2005, 2004 and 2003, employees purchased approximately 580,000, 464,000 and 563,000 shares at average prices of $2.89, $4.60 and $2.63 per share, respectively. At December 31, 2005, approximately 1,522,000 shares of common stock were reserved for future issuance. Our employee stock purchase plan contains a provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 900,000 or two percent of the total shares outstanding on the last day of the preceding year.

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

The following table summarizes activity under our equity incentive plans (shares in thousands):

	Years Ended December 31,
	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,416	$5.23	7,415	$5.29	7,869	$4.04
Granted	2,767	3.78	2,541	4.83	1,889	8.93
Assumed	146	0.95	—	—	—	—
Exercised	(315)	1.84	(641)	2.25	(1,390)	3.22
Canceled	(1,443)	5.55	(899)	6.70	(953)	5.19
Outstanding at end of period	9,571	4.81	8,416	5.23	7,415	5.29
Options exercisable at end of period	5,467	$5.50	3,790	$4.61	3,253	$3.86

Stock compensation related to options granted to employees of $0, $4,000 and $462,000 was amortized to expense in 2005, 2004 and 2003, respectively. At December 31, 2005, the Company had no deferred compensation related to employee options. Stock compensation related to the granting of options and purchase rights to employees having a fair value greater than the related exercise price during 2000 and 1999.

The Company recorded deferred stock compensation of approximately $5,000 as the change in fair value of non-statutory common stock options granted to non-employees in 2003. There were no outstanding options granted to non-employees to purchase shares of common stock at December 31, 2005 and 2004.

Additional information regarding options outstanding as of December 31, 2005 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07 - 1.63	841	4.21	$1.19	841	$1.19
1.97 - 2.00	860	5.65	2.00	860	2.00
2.07 - 3.02	934	9.09	2.78	115	2.16
3.40 - 3.69	1,611	7.86	3.54	607	3.61
3.85 - 4.36	1,672	8.97	4.07	222	4.13
4.48 - 5.20	1,297	7.30	4.91	645	4.99
5.30 - 6.38	273	7.09	5.90	94	5.90
6.40 - 9.00	992	6.36	7.69	992	7.69
9.90 - 14.58	1,091	6.81	11.56	1,091	11.56
	9,571	7.28	$4.81	5,467	$5.50

As of December 31, 2005, the closing price of the Company’s common stock was $5.23. The following table provides additional information regarding in-the-money and out-of-the-money options. In-the-money options are options with an exercise price lower than the $5.23 closing price. Out-of-the-money options are options with an exercise price greater than the $5.23 closing price.

	Options Exercisable		Options Unexercisable		Total Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-money	3,290	$2.83	3,925	$3.79	7,215	$3.35
Out-of-the-money	2,177	9.56	179	5.90	2,356	9.28
Total options outstanding	5,467	$5.50	4,104	$3.88	9,571	$4.81

Receivable from Sales of Stock

A number of officers and other employees were granted full recourse notes that were secured by common stock and generally were due five years from the issue dates. The stock sold in connection with certain of these notes and other stock sales for cash was subject to repurchase by the Company at the original issuance price; this right generally lapsed over a four-year period subject to continued employment. These notes had been fully paid as of December 31, 2004. As a result of the Vidus acquisition, the Company has one note receivable outstanding from an employee that is secured by common stock. The note receivable totals $7,000 which will be fully paid by 2007.

401(k) Saving and Retirement Plan

The Company sponsors a 401(k) Saving and Retirement Plan (“Plan”) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, between 1 percent and 15 percent of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for any of the years presented.

Note 12. Segment Reporting

Reportable segments are based upon the Company’s internal organization structure, the manner in which the operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information. The Company’s chief operating decision-maker is its Chief Executive Officer (“CEO”).

Effective with the acquisition of Vidus, the Company reports the results of its operations in two segments: Hosted and Licensed. The segments are managed separately because each offers different products and serves different markets. The Hosted segment provides FFM and FAM solutions that connect mobile workers in the field to corporate data on demand, help measure overall mobile workforce performance and manage mobile assets. The Licensed segment provides customers with the Company’s FSM taskforce solution which is designed to enable a predictable and reliable customer experience from commitment to service fulfillment; and to help synchronize the call center and field service operation.

The financial information used by the Company’s chief operating decision-maker includes net revenue from external customers, gross margins and net income (loss) for each of these segments.

Information about operations by reporting segment is as follows (in thousands):

	Year Ended December 31,
	2005			2004			2003
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated
Net revenue from external customers	$79,945	$12,911	$92,856	$75,234	$—	$75,234	$63,363	—	$63,363
Cost of revenue	39,657	4,949	44,606	34,825	—	34,825	35,516	—	35,516
Intangibles amortization	—	3,487	3,487	28	—	28	455	—	455
Gross Margin	$40,288	$4,475	$44,763	$40,381	$—	$40,381	$27,392	$—	$27,392
Gross margin percentage	50%	35%	48%	54%	—	54%	43%	—	43%
Income (loss) before income taxes	$6,738	$(16,621)	$(9,883)	$9,221	—	$9,221	$1,662	—	$1,662
Benefit from income taxes	35,112	3,370	38,482	—		—	—	—	—
Net income (loss)	$41,850	$(13,251)	$28,599	$9,221	—	$9,221	$1,662	—	$1,662
Depreciation	$2,035	$573	$2,608	$1,258	—	$1,258	$1,713	—	$1,713

Revenues are attributed to countries based on the location of the customer. The distribution of revenue by geographic area was summarized as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Revenue from unaffiliated customers:
United States and Canada	$80,657	$75,234	$63,363
Europe	12,199	—	—
	$92,856	$75,234	$63,363

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned. The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	December 31,
	2005	2004
Long-lived assets, net:
United States	$45,715	$4,092
United Kingdom	41,773	—
India	312	256
	$87,800	$4,348

Note 13. Commitments and Contingencies

Lease Commitments

The following table represents the future minimum lease payments under non-cancelable operating, capital and financing leases as of December 31, 2005.

Year Ending December 31,
2006	$1,582
2007	1,448
2008	1,263
2009	1,195
2010	476
Thereafter:	—
Total minimum lease payments	$5,964

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was approximately $2.5 million, $1.7 million and $1.4 million (net of sublease income of approximately $37,000, $43,000 and $48,000) for 2005, 2004 and 2003, respectively.

The Company has future minimum lease payments for capital and financing leases for office equipment and furniture in the amount of $118,000 included in the table above.

On February 1, 2006, the Company entered into a lease for its future research and development and customer service center from February 2006 through January 2009, occupying 37,910 square feet in Chennai India. The total minimum future lease payments excluded from the above table is $1.6 million.

Purchase Commitments

At December 31, 2005, the Company had noncancelable inventory purchase commitments totaling approximately $4.8 million and other purchase obligations totaling approximately $2.8 million.

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

The terms of such obligations vary. Because the amounts of the obligation in these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of December 31, 2005.

In general, the Company provides its customers a 12-month limited warranty that the hardware furnished under the hosted agreements will be free from defects in materials and workmanship and will substantially conform to the specifications for such hardware. The Company’s policy is to expense such costs as incurred. To date, the Company has incurred minimal costs related to this limited warranty obligation.

The Company also provides its European customers with the longer of the European Union statutory warranty of 90 days or country specific warranty of up to 365 days. If the warranty is invoked, the Company may be required to correct errors in its software rather than refund any fees under the arrangement. As of December 31, 2005, this warranty has not been invoked by any of the Company’s customers.

Note 14. Terminated Acquisition Costs

On April 12, 2004, the Company entered into a Combination agreement with MDSI Mobile Data Solutions, Inc. (“MDSI”) providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the year ended December 31, 2004, the Company expensed approximately $2.1 million of acquisition-related costs.

Note 15. Income Taxes

The benefit from income taxes consists of the following (in thousands):

		Year Ended December 31,
		2005	2004	2003
Federal:	Current	$113	$—	$—
	Deferred	(31,501)	—	—
	Total federal	(31,388)	—	—
State:	Current	0	—	—
	Deferred	(3,800)	—	—
	Total state	(3,800)	—	—
Foreign:	Current	0	—	—
	Deferred	(3,294)	—	—
	Total foreign	(3,294)	—	—
Total benefit from income taxes		$(38,482)	$—	$—

The pre-tax loss related to the Company’s foreign operations in 2005 was $16.7 million. Only minimum state income and franchise taxes were provided for in 2004 and 2003 due to the Company’s history of net operating losses. Such amounts were not significant and included in general and administrative expenses.

The Company’s effective tax rate differs from the amount computed by applying the statutory federal income tax rate to net (loss) income before income taxes as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.3	0.7	21.3
Non-deductible stock compensation charges	0.2	(1.5)	(50.1)
Research and development credits	0.0	(1.8)	(16.2)
Other	(0.7)	(0.3)	2.1
Valuation allowance	364.2	(32.1)	7.9
Tax exempt interest	6.8	—	—
Derivative	8.0	—	—
Rate differential on foreign losses	(25.4)	—	—
Effective tax rate	389.4%	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred Tax Assets
Net operating loss carry forwards	$40,047	$35,251
Credit carry forwards	3,297	4,577
Accruals and reserves recognized in different periods	4,808	3,410
Total gross deferred tax assets before valuation allowance	48,152	43,238
Valuation allowance	(303)	(43,238)
Deferred tax assets	47,849	—
Deferred Tax Liabilities
Acquired intangibles	(6,193)	—
Net deferred tax assets (liabilities) before unrealized losses	41,656	—
Unrealized losses (gains) on:
Securities available-for-sale	31	—
Valuation allowance	(31)	—
Net unrealized losses (gains)	—	—
Net deferred tax asset	$41,656	$—

The valuation allowance for deferred tax assets decreased by $42.9 million for the year ended December 31, 2005 and decreased by $402,000 for the year ended December 31, 2004. The Company has concluded, based on the standards set forth in SFAS No. 109, Accounting for Income Taxes, that it is more likely than not that we will realize the benefits from the related deferred tax assets, based on the Company’s evaluation of current evidence and its affect on the Company’s estimate of future taxable income. The Company receives tax deductions from the gains realized by employees on the exercise of certain non-qualified stock options and disqualifying dispositions of stock options. Approximately $6.8 million of the reversal of the valuation allowance related to excess tax benefits from these stock option deductions for which the benefit was recognized as a component of stockholders’ equity for the year ended December 31, 2005. Approximately $31,000 of the valuation allowance at December 31, 2005, related to unrealized losses on available-for-sale securities and was charged to other comprehensive income.

At December 31, 2005, the Company had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $89.8 million, $53.7 million, and $19.2 million respectively. If not used, the federal NOL carryforwards will expire between 2018 and 2023 and the state NOL carryforwards will expire between 2006 and 2023. The foreign NOL carryforwards do not expire.

At December 31, 2005, the Company also had federal and state research credits of approximately $2.0 million and $1.6 million, respectively. If not used, the federal research credit carryforwards will expire between 2012 and 2023. The state research credit carryforwards do not expire.

Note 16. Related Party Transactions

The Company has entered into indemnification agreements with each of its directors, executive officers and certain other officers. These agreements require the Company to indemnify such individuals, to the fullest extent permitted by Delaware law, for certain liabilities to which they may become subject as a result of their affiliation with the Company.

The Company purchased approximately $2.3 million of inventory from a stockholder in 2003. During 2003, the stockholder sold all the shares of the Company’s common stock it previously owned.

Note 17. Quarterly Financial Data (restated and unaudited) (in thousands except per share amounts)

Subsequent to December 31, 2005, the Company determined that its condensed consolidated financial statements contained errors resulting from the improper accounting for the common and redeemable preferred stock issued in connection with the Vidus acquisition. The Company has also identified and restated to correct an error in the benefit for income taxes in the quarter ended September 30, 2005 related to the reversal of the valuation allowance. Accordingly, the unaudited quarterly financial data for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005 presented herein has been restated. See “Note 8—Derivative Financial Instrument Liabilities” for further discussion.

	Quarter Ended
2005	December 31,	September 30,	June 30,	March 31,
Condensed Consolidated Statements of Operations Data:
Total revenues	$27,269	$24,969	$20,626	$19,992
(Loss) income from operations	(903)	(1,467)	(4,707)	(7,998)
Net income (loss)(1)	2,989	37,998	(4,269)	(8,119)
Preferred stock dividends	(131)	(124)	(124)	(57)
Net income (loss) attributable to common stockholders(1)	$2,858	$37,874	$(4,393)	$(8,176)
Net income (loss) per share:
Basic(1)	$0.05	$0.62	$(0.07)	$(0.14)
Diluted(1)	$0.05	$0.61	$(0.07)	$(0.14)
Shares used in calculating net income (loss) per share:
Basic	60,988	60,740	60,551	57,385
Diluted	63,121	62,133	60,551	57,385

(1)   The unaudited quarterly financial data for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005 has been restated to reflect the effects of a derivative embedded in the redeemable preferred stock issued in connection with the acquisition of Vidus and the correction of an error in the tax provision relating to the reversal of the valuation allowance for the period ending September 30, 2005.

	Quarter Ended
2004	December 31,	September 30,	June 30,	March 31,
Condensed Consolidated Statements of Operations Data:
Total revenues	$19,909	$19,102	$18,331	$17,892
Income from operations	1,583	2,510	750	2,850
Net income	2,155	2,930	1,066	3,110
Preferred stock dividends	—	—	—	—
Net income attributable to common stockholders	$2,155	$2,930	$1,066	$3,110
Net income per share:
Basic	$0.04	$0.05	$0.02	$0.06
Diluted	$0.04	$0.05	$0.02	$0.05
Shares used in calculating net income per share:
Basic	54,709	54,498	54,185	53,771
Diluted	57,124	56,199	57,414	58,298

The following is a summary of the significant effects of the restatement (in thousands, except per share amounts):

	Quarter Ended
	September 30, 2005		June 30, 2005		March 31, 2005
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidated Statements of Operations Data:
Total other income, net	$798	$5,643	$575	$(2,757)	$620	$(121)
Net income (loss) before income taxes	(669)	4,176	(4,132)	(7,464)	(7,378)	(8,119)
Benefit from income taxes	34,192	33,822	3,195	3,195	—	—
Net income (loss)	33,523	37,988	(937)	(4,269)	(7,378)	(8,119)
Net income (loss) attributable to common stockholders	$33,399	$37,874	$(1,061)	$(4,393)	$(7,435)	$(8,176)
Net income (loss) per share:
Basic	$0.55	$0.62	$(0.02)	$(0.07)	$(0.13)	$(0.14)
Diluted	$0.54	$0.61	$(0.02)	$(0.07)	$(0.13)	$(0.14)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of @Road, Inc.:

We have audited the consolidated financial statements of @Road, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 22, 2006 (which report on the effectiveness of the Company’s internal control over financial reporting expresses an adverse opinion because of material weaknesses); such reports are included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2005. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

San Jose, California

March 22, 2006

SCHEDULE II

@ROAD, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(In thousands)

	Balance at Beginning of Year	Additions and Charges to Expenses	Write-off and Deductions	Balance at End of Year
Year Ended December 31, 2005
Provision for doubtful accounts receivable	$1,066	$(674)	$16	$376
Deferred tax valuation allowance	43,238	—	(42,904)	334
Year Ended December 31, 2004
Provision for doubtful accounts receivable	$1,421	$(724)	$369	$1,066
Deferred tax valuation allowance	43,640	—	(402)	43,238
Year Ended December 31, 2003
Provision for doubtful accounts receivable	$1,900	$(127)	$(352)	$1,421
Deferred tax valuation allowance	41,946	—	1,694	43,640

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

@ROAD, INC.
By:	/s/ KRISH PANU
Krish Panu President and Chief Executive Officer

Date: March 22, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Krish Panu and Michael Martini, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

Signature	Title	Date

/s/ KRISH PANU	Chairman of the Board of Directors, President and	March 22, 2006
Krish Panu	Chief Executive Officer (Principal Executive Officer)

/s/ MICHAEL MARTINI	Senior Vice President of Finance and Chief Financial	March 22, 2006
Michael Martini	Officer (Principal Financial and Accounting Officer)

/s/ KRIS CHELLAM	Director	March 22, 2006
Kris Chellam

/s/ JAMES DAVIS	Director	March 22, 2006
James Davis

/s/ CHARLES E. LEVINE	Director	March 22, 2006
Charles E. Levine

/s/ T. PETER THOMAS	Director	March 22, 2006
T. Peter Thomas

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

10.12	1996 Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.13	2000 Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.14	2000 Employee Stock Purchase Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.15	2000 Directors’ Stock Option Plan. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
10.16	Form of Indemnification Agreement. (Incorporated herein by reference to our registration statement on Form S-1 (File No. 333-41372) initially filed on July 13, 2000.)
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

10.44	Deed of Warranty and Indemnity in relation to Vidus Limited dated December 15, 2004. (Incorporated herein by reference to our Report on Form 8-K filed on December 21, 2004.)
10.49	2005 Stock Option Plan. (Incorporated herein by reference to our Report on Form 8-K filed on February 22, 2005.)
10.50	Agreement between the Registrant and Elnet Technologies Ltd., dated April 28, 2004. (Incorporated herein by reference to our Report on Form 10-K filed on March 15, 2005.)
10.51	Form of Change in Control Agreement between the Registrant and its executive officers. (Incorporated herein by reference to our Report on Form 10-K filed on March 15, 2005.)
10.52	Offer Letter between the Registrant and Michael Martini dated June 14, 2005. (Incorporated herein by reference to our Report on Form 8-K filed on June 22, 2005.)
10.53

Lease agreement among a subsidiary of Registrant, Prime Holdings Limited and Melbourne Business Court Management Company Limited, dated October 15, 2003. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)

10.54

Lease agreement among a subsidiary of Registrant, Felaw Maltings Ipswich (No. 1) Limited, Felaw Maltings Ipswich (No. 2) Limited and Mars Pension Trustees Limited, dated December 9, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)

10.55

Lease agreement among a subsidiary of Registrant, Felaw Maltings Ipswich (No. 1) Limited, Felaw Maltings Ipswich (No. 2) Limited and Mars Pension Trustees Limited, dated December 9, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)

10.56	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)
10.57	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)
10.58	Form of Notice of Stock Option Acceleration. (Incorporated herein by reference to our Report on Form 8-K filed on October 27, 2005.)

10.59	Lease Deed dated February 1, 2006, between Transpacific Business Service Private Limited and @Road Software India Private Limited.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 86).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

†                    Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.