Form 10-Q
period 2006-03-31
@ROAD, INC
filed 2006-05-09
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No    ☒

As of May 1, 2006 there were 61,561,637 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION	1
	Item 1. Financial Statements.	1
	Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (As Restated).	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2006 and 2005 (As Restated) and the nine months ended December 31, 2005 (As Restated).	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (As Restated).	4
	Notes to Condensed Consolidated Financial Statements.	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	40
	Item 4. Controls and Procedures.	41
PART II.	OTHER INFORMATION	43
	Item 1. Legal Proceedings.	43
	Item 1A. Risk Factors.	43
	Item 6. Exhibits.	43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

@Road, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$24,177	$25,773
Short-term investments	75,975	77,643
Accounts receivable, net	10,798	12,475
Inventories	10,341	6,087
Deferred product costs	17,468	16,187
Deferred tax assets	1,488	1,448
Prepaid expenses and other	1,691	2,566
Total current assets	141,938	142,179
Property and equipment, net	6,185	6,195
Deferred product costs	17,425	16,995
Deferred tax assets	40,771	40,531
Goodwill	13,341	13,341
Intangible assets, net	26,323	27,333
Other non-current assets	721	400

Total assets	$246,704	$246,974

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,501	$6,653
Accrued liabilities	7,492	8,751
Deferred revenue and customer deposits	14,451	15,495
Derivative instrument	4,065	1,457

Total current liabilities	35,509	32,356
Deferred revenue	17,188	17,333
Deferred tax liabilities	—	323
Derivative instrument	—	1,457
Other long-term liabilities	428	461
Total liabilities	53,125	51,930

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 78 at March 31, 2006 and December 31, 2005	8,308	8,184

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 61,233 at March 31, 2006 and 61,154 at December 31, 2005	266,346	265,347
Note receivable from stockholder	(6)	(7)
Accumulated other comprehensive loss	(99)	(78)
Accumulated deficit	(80,970)	(78,402)

Total stockholders’ equity	185,271	186,860

Total liabilities, redeemable preferred stock and stockholders’ equity	$246,704	$246,974

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2006	2005
		As Restated (See Note 1)
Revenues:
Hosted	$20,963	$19,490
Licensed	3,782	502

Total revenues	24,745	19,992

Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	11,002	9,524
Cost of licensed revenue (excluding intangibles amortization included below)	1,230	700
Intangibles amortization	1,010	457
Sales and marketing	5,918	4,647
Research and development	3,669	2,575
General and administrative	4,942	4,447
In-process research and development	—	5,640

Total costs and expenses	27,771	27,990

Loss from operations	(3,026)	(7,998)

Other expense, net:
Interest income, net	1,036	618
Change in derivative instrument liability	(1,151)	(741)
Other expense, net	(17)	2

Total other expense, net	(132)	(121)

Net loss before income taxes	(3,158)	(8,119)
Benefit from income taxes	590	—
Net loss	(2,568)	(8,119)
Preferred stock dividends	(124)	(57)

Net loss attributable to common stockholders	$(2,692)	$(8,176)

Net loss per share:
Basic	$(0.04)	$(0.14)

Diluted	$(0.04)	$(0.14)

Shares used in calculating net loss per share:
Basic	61,198	57,385

Diluted	61,198	57,385

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2006 and 2005 (As Restated)

and the Nine Months Ended December 31, 2005 (As Restated) (See Note 1)

(In thousands) (unaudited)

	Common Stock		Note Receivable From Stockholder	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
BALANCES, January 1, 2005	54,805	$232,016	$—	$(179)	$(107,001)	$124,836
Net loss (As Restated) (See Note 1)					(8,119)	(8,119)	$(8,119)
Change in unrealized gain on short-term investments				31		31	31

Comprehensive loss							$(8,088)

Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	24,228				24,228
Fully vested options issued upon acquisition of Vidus		531				531
Exercise of stock options	50	172				172
Issuance of note receivable to stockholder			(11)			(11)
Collection of note receivable from stockholder			1			1
Dividends on preferred stock		(57)				(57)

BALANCES, March 31, 2005 (As Restated) (See Note 1)	60,309	256,890	(10)	(148)	(115,120)	141,612
Net income (As Restated) (See Note 1)					36,718	36,718	$36,718
Change in unrealized loss on short-term investments				70		70	70

Comprehensive income							$36,788

Shares issued under employee stock purchase plan	580	1,678				1,678
Exercise of stock options	265	406				406
Collection of note receivable from stockholder			3			3
Dividends on redeemable preferred stock		(379)				(379)
Tax benefit on the exercise of employee stock options		6,752				6,752

BALANCES, December 31, 2005	61,154	265,347	(7)	(78)	(78,402)	186,860
Net loss					(2,568)	(2,568)	$(2,568)
Change in unrealized loss on short-term investments				(21)		(21)	(21)

Comprehensive loss							$(2,589)

Exercise of stock options	79	194				194
Stock-based compensation		929				929
Collection of note receivable from stockholder			1			1
Dividends on redeemable preferred stock		(124)				(124)

BALANCES, March 31, 2006	61,233	$266,346	$(6)	$(99)	$(80,970)	$185,271

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (unaudited)

	Three Months Ended March 31,
	2006	2005
		As Restated (See Note 1)
Cash flows from operating activities:
Net loss	$(2,568)	$(8,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,804	999
Change in derivative instrument liability	1,151	741
Stock-based compensation	929	—
Provision for doubtful accounts and sales returns	32	201
Provision for inventory reserves	22	25
Loss on disposal of property and equipment	11	33
In-process research and development	—	5,640
Deferred taxes	(590)	—
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,680	1,230
Inventories	(4,276)	(134)
Deferred product costs	(1,746)	(1,270)
Prepaid expenses and other	554	93
Accounts payable	2,848	379
Accrued and other liabilities	(1,305)	(391)
Deferred revenue and customer deposits	(1,189)	(499)

Net cash used in operating activities	(2,643)	(1,072)

Cash flows from investing activities:
Purchase of property and equipment	(795)	(848)
Purchase of short-term investments	(16,580)	(35,132)
Proceeds from the sale of short-term investments	18,227	63,372
Acquisition of Vidus, net of cash acquired	—	(5,229)

Net cash provided by investing activities	852	22,163

Cash flows from financing activities:
Proceeds from sale of common stock	194	172
Proceeds from payments on notes receivable issued to stockholders	1	1
Net cash provided by financing activities	195	173

Net (decrease) increase in cash and cash equivalents	(1,596)	21,264
Cash and cash equivalents:
Beginning of period	25,773	14,494
End of period	$24,177	$35,758

Supplemental disclosure of cash flow information:
Dividends accrued on redeemable preferred stock	$124	$57
Change in unrealized loss on short-term investments, net of tax effects	$(21)	$31
Cash paid for income taxes	$20	$30
Non-cash investing and financing activities:
Issuance of common stock, preferred stock and options in connection with the acquisition of Vidus	$—	$38,155

See notes to condensed consolidated financial statements.

@Road, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 1 —Summary of Significant Accounting Policies

Restatement of Financial Statements

Subsequent to December 31, 2005, the Company determined that its unaudited quarterly condensed consolidated financial statements for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 contained errors resulting from the improper accounting for the common and redeemable preferred stock issued in connection with the Vidus acquisition. See “Note 6—Derivative Financial Instrument Liabilities” for further discussion.

The impact on the Company’s consolidated statement of operations for the three months ended March 31, 2005 was an increase in net loss of $741,000. As a result, the accompanying condensed consolidated financial statements for the three months ended March 31, 2005 have been restated from the previously reported results to correct this error. The following is a summary of the significant effects of the restatement (in thousands, except per share data):

	As Previously Reported	As Restated	Change
Change in derivative instrument liability	$—	$(741)	$(741)
Total other income (expense), net	620	(121)	(741)
Net loss before taxes	(7,378)	(8,119)	(741)
Net loss	(7,378)	(8,119)	(741)
Net loss attributable to common stockholders	$(7,435)	$(8,176)	$(741)

Net loss per share:
Basic	$(0.13)	$(0.14)	$(0.01)
Diluted	$(0.13)	$(0.14)	$(0.01)

Basis of Consolidation and Presentation

The accompanying condensed consolidated financial statements include @Road, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). Intercompany accounts and transactions are eliminated upon consolidation.

The accompanying condensed consolidated financial statements were prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures made herein are adequate to make the information presented not misleading.

In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments (except for the adjustments to restate these financial statements for the three months ended March 31, 2005 discussed above) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Form 10-K for the year ended December 31, 2005 (Commission File No. 000-31511), dated March 22, 2006 and filed with the SEC.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, stock-based compensation, intangible assets and goodwill, allowance for doubtful accounts, income taxes and legal and other contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Motorola is the sole supplier of microcontrollers and certain modems used in the Company’s products. Micronet is the sole supplier of our Internet Data Terminal (“iDT”) device. Everex is the sole supplier of our Internet Location Manager—WiFi (“iLM-W”) device. The Company expects to rely on these suppliers as the sole source for these components and devices for the next several years.

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

The Company’s revenues are comprised of hosted revenue and licensed revenue. Hosted revenue is derived from monthly fees for the Company’s Field Force Management (“FFM”) and Field Asset Management (“FAM”) solutions and monthly or upfront fees for in-vehicle hardware devices enabling a mobile resource to utilize these FFM or FAM solutions. Licensed revenue is comprised of license fees, installation, training and related post-contract customer support (“PCS”) services fees relating to our Field Service Management (“FSM”) TaskforceTM software solution.

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

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources.  Accumulated other comprehensive loss was comprised of unrealized losses of $99,000 and $78,000 on short-term investments at March 31, 2006 and December 31, 2005, respectively.

Intangible Assets and Goodwill

Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of core developed technology, order backlog, customer relationships, trademarks and trade names and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives of ten years for core developed technology, three years for order backlog and ten years for customer relationships. Trademarks and trade names have indefinite lives and as such are not amortized but are tested at least annually for impairment.

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

The Company evaluates goodwill, at a minimum, on an annual basis and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilize comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. The Company conducted its initial annual impairment test as of August 31, 2005 and determined there was no impairment. During the fourth quarter of 2005, the Company determined that the Vidus trade name was impaired. There were no events or circumstances during the three months ended March 31, 2006 indicating that a further assessment was necessary.

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

Major Customers

For the three months ended March 31, 2006 AT&T Inc. represented 15% of total revenues. For the three months ended March 31, 2005, Verizon accounted for 15% of total revenues. During the three months ended March 31, 2006 and 2005, no other customer represented 10% or more of total revenues.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the consolidated statement of operations. SFAS 123R also requires additional accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan. The adoption of SFAS 123R on January 1, 2006, had a material impact on the Company’s consolidated results of operations and financial position. See Note 9 — Employee Benefit Plans for additional disclosure related to FAS 123R.

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

Note 2 — Basic and Diluted Net Loss per Share

Basic net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are included in diluted net loss per share (using the treasury stock method) to the extent such shares are dilutive. Potentially dilutive shares that are anti-dilutive, as calculated based on the weighted average closing price of the Company’s common stock for the period, are excluded from the calculation of diluted net loss per share. Common share equivalents are excluded from the computation in loss periods, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
		(As Restated)
Net loss attributable to common stockholders (numerator)	$(2,692)	$(8,176)
Shares (denominator):
Basic
Weighted average common shares outstanding	61,198	57,385
Weighted average common shares outstanding subject to repurchase	—	—

Shares used in computation	61,198	57,385
Diluted
Dilution impact from option equivalent shares	—	—
Dilution impact from employee stock purchase plan	—	—
Add back weighted average common shares subject to repurchase	—	—

Shares used in computation	61,198	57,385

Net loss per share
Basic	$(0.04)	$(0.14)
Diluted	$(0.04)	$(0.14)

For the periods presented, the Company had securities outstanding which could potentially dilute basic income per share in the future, but which were excluded from the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive due to the Company being in a loss position or due to the shares being subject to repurchase by the Company on outstanding options with exercise prices greater than the average fair market value for the respective periods presented. Such outstanding securities consist of the following (shares in thousands):

	Three Months Ended March 31,
	2006	2005
Outstanding options	9,359	9,388
Weighted average exercise price of outstanding options	$4.82	$5.06

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

The shares of redeemable preferred stock issued in the acquisition contain a provision whereby the redemption value may be increased based on the future price of the Company’s common stock (the “top-up” amount) and were recorded at fair value as required by SFAS No. 141, Business Combinations (“SFAS 141”) and Emerging Issues Task Force Issue No. 97-8, Accounting for Contingent Consideration Issued in a Purchase Business Combination (“EITF 97-8”). The fair value of the redeemable preferred stock was determined to be the aggregate of the redemption value of the preferred stock discounted at 6.5%, plus the estimated value of the embedded put and call options and the estimated top-up, discounted at the Company’s estimated cost of equity of 14.87%. See “Note 6—Derivative Financial Instrument Liability” and “Note 7—Redeemable Preferred Stock” for further discussion of the top-up.

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

Under the purchase method of accounting, the Company allocated the total purchase price to the acquired net tangible and intangible assets based upon their fair market value as of the date of acquisition, February 18, 2005. The intangible assets recognized, apart from goodwill, represented contractual or other legal rights of Vidus and those intangible assets of Vidus that could be clearly identified. These intangible assets were identified and valued through interviews and analysis of data provided by Vidus concerning development projects, their stage of development, the time and resources needed to complete them and, if applicable, their expected income generating ability. There were no other contractual or other legal rights of Vidus clearly identifiable by management, other than those identified below.

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

Trademarks

The taskforce solution has strong name recognition in European field service management, telecommunications, cable and utilities markets. To estimate the fair value of the trademark an income approach was used with a discount rate of 40%. The Company expects to continue to produce and market the Taskforce product. Therefore, an analysis of various economic factors indicated there period of time the trademark would contribute to future cash flows. Because cash flow is expected to continue indefinitely, the trademark is not being amortized, but is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Three Months Ended March 31, 2005 (As Restated)
Revenue	$20,685
Net loss	(10,804)
Net loss attributable to common stockholders	(10,930)
Net loss per share (basic and diluted)	(0.18)
Shares used in computing net loss per share (basic and diluted)	60,294

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of Vidus had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date.  These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of Vidus or the costs of achieving these cost savings, operating synergies, and revenue enhancements.  The in-process research and development charge of approximately $5.6 million is included in the net loss attributable to common stockholders for the three months ended March 31, 2005.

Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite.  Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to ten years.

Intangible assets were as follows (in thousands):

	As of March 31, 2006			As of December 31, 2005
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Core developed technology	$23,462	$(7,101)	$16,361	$23,462	$(6,641)	$16,821
Order backlog	5,500	(2,041)	3,459	5,500	(1,582)	3,918
Customer relationships	3,660	(407)	3,253	3,660	(316)	3,344

Total	$32,622	$(9,549)	$23,073	$32,622	$(8,539)	$24,083

Unamortized intangible assets:
Trademarks	$3,250	$—	$3,250	$3,250	$—	$3,250

Total intangible assets	$35,872	$(9,549)	$26,323	$35,872	$(8,539)	$27,333

During the fourth quarter of 2005, management determined that Vidus Limited would officially change its name to @Road, Ltd.  Therefore, the acquired Vidus trade name will no longer be utilized.  The name change is intended to leverage the @Road brand equity and more closely reflect the Company’s objective of adding end-to-end MRM solutions offerings in Europe.  As a result, the Company reduced the carrying value to zero resulting in an impairment charge of $2.3 million during the three months ending December 31, 2005.

For the three months ended March 31, 2006 and 2005, amortization of intangible assets was $1.0 million and $457,000, respectively. The estimated future amortization expense of purchased intangible assets as of March 31, 2006 is as follows (in thousands):

Remainder of 2006	$3,030
2007	4,040
2008	2,458
2009	2,207
2010	2,207
Thereafter	9,131

Total	$23,073

Note 4 — Short-Term Investments

Short-term investments included the following available-for-sale securities at March 31, 2006 and December 31, 2005 (in thousands):

	March 31, 2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$38,273	$—	$(94)	$38,179
Municipal debt securities	36,157	—	(5)	36,152
Corporate debt securities	1,644	—	—	1,644

Total	$76,074	$—	$(99)	$75,975

	December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$39,276	$—	$(72)	$39,204
Municipal debt securities	36,802	—	(6)	36,796
Corporate debt securities	1,643	—	—	1,643

Total	$77,721	$—	$(78)	$77,643

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of March 31, 2006 and December 31, 2005, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of March 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government debt securities	$38,179	$(94)	$—	$—	$38,179	$(94)
Municipal debt securities	36,152	—	—	—	36,152	—
Corporate debt securities	1,644	(5)	—	—	1,644	(5)

Total	$75,975	$(99)	$—	$—	$75,975	$(99)

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government debt securities	$39,204	$(72)	$—	$—	$39,204	$(72)
Municipal debt securities	36,796	(6)	—	—	36,796	(6)
Corporate debt securities	1,643	—	—	—	1,643	—

Total	$77,643	$(78)	$—	$—	$77,643	$(78)

The company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. When evaluating the investments, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in the value subsequent to year-end and forecasted performance of the investee. The Company has reviewed those securities with unrealized losses as of March 31, 2006 and December 31, 2005 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed as of March 31, 2006 and December 31, 2005.

Note 5 — Balance Sheet Components

Inventories consist of raw materials, work in process and finished goods, are stated at the lower of cost (average cost) or market and consist of (in thousands):

	March 31, 2006	December 31, 2005
Raw materials	$2,692	$1,796
Work in process	2,403	2,013
Finished goods	5,246	2,278

Total	$10,341	$6,087

Property and equipment, net consist of (in thousands):

	March 31, 2006	December 31, 2005
Computers and software	$15,076	$14,424
Manufacturing and office equipment	796	663
Furniture and fixtures	455	455
Leasehold improvements	695	695

Total	17,022	16,237
Accumulated depreciation and amortization	(10,837)	(10,042)

Property and equipment, net	$6,185	$6,195

Accrued liabilities consist of (in thousands):

	March 31, 2006	December 31, 2005
Accrued compensation and related benefits	$3,240	$3,629
Other accrued expenses	4,252	5,122
Total	$7,492	$8,751

Note 6 — Derivative Financial Instrument Liabilities

In connection with the Vidus acquisition, the Company issued shares of its Series B-1 and B-2 redeemable preferred stock with an embedded feature indexed to the Company’s common stock, the top-up amount, that is payable to the holders of the redeemable preferred stock upon redemption. See “Note 7—Redeemable Preferred Stock” for further discussion. In accordance with SFAS 133, the top-up amount is considered a derivative instrument that should be bifurcated from the preferred stock host and recognized as either an asset or liability, depending on the rights and obligations under the contract, and should be measured at fair value. The Company accounted for changes in the fair value of the derivative instrument, which is not designated as a hedging instrument, through the current period earnings.

The Company uses the Monte Carlo simulation of its stock price with the movements in its stock price following a geometric Brownian motion to value the derivative instrument that is recorded as a derivative liability. In valuing the embedded derivative, the

Company used the market price of its common stock on the date of valuation, a historical volatility and the expected remaining period to the expiration date of the top-up period. The Company used the following valuation assumptions:

	As of	As of	As of	As of
	March 31,	December 31,	March 31,	February 18,
	2006	2005	2005	2005
Historical volatility	47%	54%	88%	88%
Expected remaining period	6 months	9 months	15 months	15 months
Valuation date market price of common stock	$5.07	$5.23	$4.10	$4.50
Risk-free interest rate	4.75%	4.33%	3.32%	3.07%
Discount rate	15.97%	16.07%	15.12%	14.87%

The fair value of this derivative instrument was estimated at $4.1 million at March 31, 2006 and at $2.9 million at December 31, 2005. The change in the fair value of $1.2 million was recorded in total other income, net in the consolidated statement of operations for the three months ended March 31, 2006.

Based on the highest ten consecutive trading days average closing price of the Company’s common stock of $5.44 per share through March 31, 2006, the aggregate top-up, as if determined on March 31, 2006, is $8.7 million. The top-up amount will further decrease if, and to the extent that, the average closing price of our common stock for any ten consecutive trading day period ending on or before September 25, 2006 is greater than $5.44 per share.

Note 7 — Redeemable Preferred Stock

On February 18, 2005, the Board of Directors of the Company authorized the creation of four series of preferred stock and designated approximately 44,000, 44,000, 5,000 and 5,000 shares as Series A-1, A-2, B-1 and B-2 preferred stock, respectively, of which approximately 24,000, 44,000, 5,000 and 5,000 shares of Series A-1, A-2, B-1 and B-2 preferred stock, respectively, were issued and outstanding as of March 31, 2006.

Dividends

The holders of the Series A-1, A-2, B-1 and B-2 preferred stock are entitled to receive dividends at the rate of $6.50 per share annually. The dividends accrue day to day, whether or not earned or declared, from February 18, 2005. The dividends are payable when and if declared by the Board of Directors or when shares are redeemed. Any accumulation of unpaid dividends on the preferred stock does not bear interest. Accrued dividends totaled $560,000 as of March 31, 2006.

Redemption

The holders of the Series A-1 and B-1 preferred stock may elect to redeem all or a portion of the shares at any time, and the holders of the Series A-2 and B-2 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2007.

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

Voting

Each outstanding share of preferred stock is entitled to eleven (11) votes on all matters, voting with the shares of common stock as a class.

The following table illustrates the activity for each series of preferred stock through March 31, 2006 (in thousands):

	Series A-1	Series A-2	Series B-1	Series B-2	Total
Issued at fair value	$2,352	$4,424	$3,205	$2,937	$12,918
Reclass of bifurcated derivative instrument, at fair value at issuance	—	—	(2,719)	(2,451)	(5,170)
Amounts accrued for dividends for the three months ended March 31, 2005	17	32	4	4	57
Balance March 31, 2005 (As Restated, See Note 1)	$2,369	$4,456	$490	$490	$7,805
Amounts accrued for dividends for the nine months ended December 31, 2005	114	217	24	24	379
Balance December 31, 2005	$2,483	$4,673	$514	$514	$8,184
Amounts accrued for dividends for the three months ended March 31, 2006	39	71	7	7	124
Balance March 31, 2006	$2,522	$4,744	$521	$521	$8,308

Note 8 — Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes it to issue 250,000,000 shares of common stock.  At March 31, 2006 and 2005 there were approximately no shares subject to repurchase rights.

At March 31, 2006, the Company had reserved approximately 16,587,000 shares of common stock available for future issuance under its stock option plans, including approximately 9,359,000 shares related to outstanding stock options. In addition, the Company had reserved approximately 2,422,000 shares of common stock available for future issuance under the employee stock purchase plan.

Note 9 — Employee Benefit Plans

Adoption of SFAS 123R

The Company adopted the provisions of SFAS 123R, on January 1, 2006. Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award) on a straight-line basis. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R using a modified-prospective approach. Under the modified prospective approach, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized on a straight-line basis over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 as adjusted for estimated forfeitures.

The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows:

Three months ended March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$800
Employee stock purchase plan	130
Amounts capitalized as inventory	(1)
Total stock-based compensation	$929

Tax effect on stock-based compensation	$137
Net effect on net loss	$792

Effect on earnings per share:
Basic	$0.01
Diluted	$0.01

The Company recorded $929,000 of stock-based compensation expense in its unaudited statement of operations for the three months ended March 31, 2006. A total of $905,000 of this expense relates to prior year awards vesting after January 1, 2006 and $24,000 relates to options granted after the adoption of SFAS 123R.

As of March 31, 2006, there was $5.2 million of total unrecognized compensation cost related to non-vested stock-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 2.6 years. Stock-based compensation totaling $1,000 was capitalized as inventory.

Valuation Assumptions

The weighted-average estimated fair value of employee stock options granted during the three months ended March 31, 2006 and 2005 was $3.00 and $3.39 per share, respectively. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended
	March 31, 2006	March 31, 2005
Stock option plans:
Volatility	69.60%	104.00%
Risk-free interest rate	4.49%	3.77%
Dividend yield	0.00%	0.00%
Expected life (in years)	5.00	5.00
Forfeiture rate	20.00%	0.00%

	Three months ended
	March 31, 2006	March 31, 2005
Employee stock purchase plans:
Volatility	60.06%	117.00%
Risk-free interest rate	4.30%	2.05%
Dividend yield	0.00%	0.00%
Expected life (in years)	0.50	0.50

Expected volatility is determined using a 50% weighting to both historical volatility of the Company’s common stock over a period of 4.5 years following the Company’s initial public offering and implied volatility based on the Company’s traded stock options. The risk-free interest rate is calculated using zero coupon rates on treasury notes stripped principal for each grant date given the expected life. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on common stock. The expected life is calculated for the period from the Company’s initial public offering using the interval between the grant date and the exercise date weighted by the number of shares exercised. The expected life is adjusted for the anticipated behavior in relation to unexercised options.

As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 20% in the first quarter of fiscal 2006 based on a weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123R, the Company provided the disclosures required under SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures (“SFAS 148”).

For purposes of pro forma disclosures under SFAS 123 for the three months ended March 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three months ended March 31, 2005 were as follows:

Three Months Ended March 31,
2005
Net loss as reported (as restated)	$(8,119)
Add: stock-based employee compensation expense included in reported net loss, net of tax effect	—
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(2,578)

Pro forma net loss income	(10,697)
Preferred stock dividends	(57)

Pro forma net loss attributable to common stockholders	$(10,754)

Basic net loss per share:
As reported	$(0.14)

Pro forma	$(0.19)

Diluted net loss per share:
As reported	$(0.14)

Pro forma	$(0.19)

Equity Incentive Plans

The Company has equity incentive plans for directors, officers and employees. Stock options granted under these plans generally vest 25% one year from the date of grant and the remainder vest at a rate of 2.08% per month thereafter. Grants to existing employees generally vest 25% per year on the anniversary of the grant. Non-employee directors upon becoming a director receive an initial grant of options to purchase 40,000 shares vesting over 4 years and annual grants of options to purchase 10,000 shares vesting over one year. Options generally expire 10 years from the date of grant. The Company’s equity incentive plans contain a provision that automatically increases through 2010, on each January 1, the number of shares reserved for issuance under these plans by the lesser of 2,500,000 shares or four percent of the total shares outstanding on the last day of the preceding year.

The following table summarizes activity under the Company’s equity incentive plans for the three months ended March 31, 2006 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2006	9,571	$4.81
Granted	234	4.91
Exercised	(79)	2.44
Canceled	(367)	5.16
Outstanding at March 31, 2006	9,359	$4.82	7.07	$11,959
Vested and expected to vest at March 31, 2006	8,332	$4.94	6.87	$10,713
Options exercisable at March 31, 2006	5,564	$5.45	5.94	$7,351

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 6.9 million options that were in-the-money at March 31, 2006. As of March 31, 2006, the closing price of the Company’s common stock was $5.07 per share. In-the-money options are options with an exercise price lower than the $5.07 closing price. Out-of-the-money options are options with an exercise price greater than the $5.07 closing price. The total intrinsic values of options exercised during the three months ended March 31, 2006 and 2005 were $193,000 and $115,000, respectively, determined as of the date of option exercise. The total cash received from employees as a result of employee stock option exercises during the three months ended March 31, 2006 and 2005 was approximately $194,000 and $172,000, respectively.

Additional information regarding options outstanding as of March 31, 2006 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.07 - 1.63	794	4.18	$1.22	794	$1.22
1.97 - 2.00	859	5.40	2.00	859	2.00
2.07 - 3.20	912	8.83	2.77	125	2.20
3.40 - 3.69	1,596	7.60	3.54	637	3.69
3.85 - 4.36	1,377	8.69	4.02	280	4.10
4.48 - 5.20	1,423	7.32	4.89	701	4.96
5.30 - 6.38	365	7.62	5.75	135	5.86
6.40 – 9.00	977	6.10	7.70	977	7.70
9.90 - 14.58	1,056	6.54	11.51	1,056	11.51
	9,359	7.07	$4.82	5,564	$5.45

	Options Exercisable		Options Unexercisable		Total Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-money	3,298	$2.84	3,559	$3.78	6,857	$3.33
Out-of-the-money	2,266	9.26	236	5.67	2,502	8.92
Total options outstanding	5,564	5.45	3,795	3.89	9,359	4.82

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. This plan is considered compensatory under SFAS 123R. Under the plan, shares of its common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase up to 1,800 shares having a value not exceeding 20% of their gross compensation during an offering period. During the years ended December 31, 2005, employees purchased approximately 580,000 shares at an average price of $2.89 per share. There were no shares purchased during the three months ended March 31, 2006. At March 31, 2006, approximately 2,422,000 shares of common stock were reserved for future issuance. The Company’s employee stock purchase plan contains a provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 900,000 or two percent of the total shares outstanding on the last day of the preceding year.

Receivable from Sales of Stock

As a result of the Vidus acquisition, the Company has one note receivable outstanding from an employee that is secured by common stock. The note receivable totals $6,000 which will be fully paid by 2007.

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

Note 10 — Segment Reporting

Reportable segments are based upon the Company’s internal organization structure, the manner in which the operations are managed, the criteria used by the Company’s chief operating decision-maker to evaluate segment performance, the availability of separate financial information. The Company’s chief operating decision-maker is its Chief Executive Officer.

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

The financial information used by the Company’s chief operating decision-maker includes net revenue from external customers, gross margins and net loss for each of these segments.

Information about operations by reporting segment is as follows (in thousands):

	Three Months Ended March 31,
	2006			2005 (As Restated)
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated
Net revenue from external customers	$20,963	$3,782	$24,745	$19,490	$502	$19,992
Cost of revenue	11,002	1,230	12,232	9,524	700	10,224
Intangibles amortization	—	1,010	1,010	—	457	457

Gross Margin	$9,961	$1,542	$11,503	$9,966	$(655)	$9,311

Gross margin percentage	48%	41%	46%	51%	(130%)	47%

Loss before income taxes	$(951)	$(2,207)	$(3,158)	$(364)	$(7,755)	$(8,119)
Provision for (benefit from) income taxes	344	(934)	(590)	—	—	—

Net loss	$(1,295)	$(1,273)	$(2,568)	$(364)	$(7,755)	$(8,119)

Depreciation	$605	$189	$794	$484	$58	$542

Revenues are attributed to countries based on the location of the customer.  The distribution of revenue by geographic area was summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
		(As Restated)
Revenue from Unaffiliated Customers:
United States and Canada	$20,963	$19,490
Europe	3,782	502

	$24,745	$19,992

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned.

The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	March 31,	December 31,
	2006	2005
Long-Lived Assets, Net:
United States	$45,356	$45,715
United Kingdom	41,329	41,773
India	655	312

	$87,340	$87,800

Note 11 — Commitments and Contingencies

Lease Commitments

The following table represents the future minimum lease payments under non-cancelable operating, capital and financing leases as of March 31, 2006 (in thousands).

Remainder of 2006	$1,546
2007	1,968
2008	1,798
2009	1,240
2010	476
Thereafter:	—
Total minimum lease payments	$7,028

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was approximately $530,000 and $667,000 (net of sublease income of approximately none and $9,000) for the three months ended March 31, 2006 and 2005, respectively.

The Company has future minimum lease payments for capital and financing leases for office equipment and furniture in the amount of $93,000 included in the table above.

On February 1, 2006, the Company entered into a lease for its future research and development and customer service center from February 2006 through January 2009, occupying 37,910 square feet in Chennai India. The total minimum future lease payments are included in the table above.

Purchase Commitments

At March 31, 2006, the Company had non-cancelable inventory purchase commitments totaling approximately $6.6 million and other purchase obligations totaling approximately $4.4 million.

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

The terms of such obligations vary. Because the amounts of the obligation in these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make any payments for these obligations, and no liabilities have been recorded for these obligations on the Company’s balance sheet as of March 31, 2006.

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

The Company also provides its European customers with the longer of the European Union statutory warranty of 90 days or country specific warranty of up to 365 days. If the warranty is invoked, the Company may be required to correct errors in its software rather than refund any fees under the arrangement. As of March 31, 2006, this warranty has not been invoked by any of the Company’s customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Form 10-Q, in our Form 10-K for the year ended December 31, 2005 and in our other filings with the SEC. Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect our operating results and could cause our actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by us or on our behalf and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Quarterly Report on Form 10-Q under the “Factors that Could Affect Future Results,” section below, elsewhere in this Quarterly Report on form 10-Q and in our other filings with the SEC.

Overview

We are a leading provider of mobile resource management (“MRM”) solutions, a category of business productivity solutions designed to enable the effective management of mobile resources. Our MRM solutions allow customers to improve productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. Currently, we market and sell our solutions to a range of customers in North America and Europe. We offer Field Force Management (“FFM”) solutions, including our GeoManagerSM, PathwaySM and PorticoSM solutions, designed to help companies better manage their mobile workers; Field Service Management (“FSM”) solutions, such as our TaskforceTM software, designed to help companies better manage their mobile workers’ work; and Field Asset Management (“FAM”) solutions, such as Vehicle Diagnostics and StatusSensors, designed to help companies better manage their mobile workers’ assets in the field. At March 31, 2006, approximately 176,000 mobile resources were enabled with our solutions, on either a subscription or a per seat license basis.

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

Subsequent to December 31, 2005, we determined that our condensed consolidated financial statements contained errors resulting from the improper accounting for the common and redeemable preferred stock issued in connection with the Vidus acquisition. Accordingly, the unaudited quarterly financial data for the period ended March 31, 2005 presented herein has been restated. The impact on our consolidated statement of operations for the three months ended March 31, 2005 was an increase in net loss of $741,000.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the condensed consolidated financial statements as described in Note 1 to the condensed consolidated financial statements.

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

Revenue recognized in any period is dependent on our progress toward completion of projects in progress. For projects that were not complete as of March 31, 2006 and 2005, the following table illustrates the total direct labor hours incurred as a percentage of estimated total direct labor hours required to complete these projects.

	Three Months Ended March 31,
	2006	2005
Total direct labor hours incurred to date as a % of estimated total direct labor hours required to complete projects	65%	—%

Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. Based on our results for the three months ended March 31, 2006, a ten percent deviation from our estimated total direct labor hours required to complete projects uncompleted at March 31, 2006 would have resulted in an insignificant increase or decrease in net loss attributable to common stockholders.

We derive PCS fees from PCS agreements, which are generally initially purchased at the same time as a license for our Taskforce product. PCS can include telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. PCS agreements may generally be renewed on an annual basis. We recognize revenue for PCS based on vendor specific objective evidence (“VSOE”) of fair value ratably over the term of the PCS period. We generally determine VSOE of PCS based on the stated fees for PCS renewal set forth in the original license agreement. If we are unable to establish VSOE of fair value, we recognize the entire arrangement fee ratably over the term of the PCS, when the only undelivered element is PCS.

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

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised), Share-Based Payment (“SFAS 123R”), on January 1, 2006. During the quarter ended March 31, 2006, we recorded stock-based compensation expense of $929,000 in accordance with SFAS 123R. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model. The estimate of fair value under the Black-Scholes option valuation model is based upon certain assumptions including stock price volatility, risk-free interest rate, dividend yield, expected life in years and forfeiture rate.

Expected volatility of 69.6% is determined using a 50% weighting for both historical volatility of our common stock over a period of 4.5 years following our initial public offering and implied volatility based on our traded stock options. If our stock price volatility were to change by 10%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2006 would change by 6%.

The expected life of 5.0 years is calculated for the period from our initial public offering using the interval between the grant date and the exercise date weighted by the number of shares exercised. The expected life is adjusted for the anticipated behavior in relation to unexercised options. If the expected life were to change by 10%, the weighted average estimated fair value of stock options granted during the three months ended March 31, 2006 would change by 4%.

We are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The forfeiture rate of 20% is calculated based on a weighted average historical forfeiture rate. If the actual forfeiture rate is higher than the original estimate, we will record a recovery of prior expense. If the actual forfeiture rate is lower than the original estimate, we will record additional expense.

These assumptions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above.

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

At March 31, 2006, our goodwill totaled $13.3 million and our identifiable intangible assets totaled $26.3 million. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we assess the impairment of goodwill and indefinite lived identifiable intangible assets of our reportable units at least annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance.

Significant differences between these estimates and actual cash flows could materially affect our future financial results. We conducted our initial annual impairment test as of August 31, 2005 and determined there was no impairment. During the fourth quarter of 2005, we determined that the acquired Vidus trade name was impaired and as a result, reduced the carrying value of the trade name to zero. There were no events or circumstances during the three months ended March 31, 2006 indicating that a further assessment was necessary.

Allowance for Doubtful Accounts

Historically, we have had a significant number of small- to medium-sized companies utilizing our solutions. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30 to 45 day payment terms. When customers contract with us, we assess their creditworthiness.

The nature of our relationship with customers is inherently long-term and we have extended and may extend payment terms on an exception basis. We regularly review our customers’ ability to satisfy their payment obligations and provide an allowance for doubtful accounts for specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance, current economic trends and historical experience with collections. The following table illustrates the allowance for doubtful accounts as a percentage of gross accounts receivable as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Gross accounts receivable	$11,171	$12,851
Allowance for doubtful accounts	$373	$376
Allowance for doubtful accounts as a % of gross accounts receivable	3.3%	2.9%

Historically, our actual losses and credits have been consistent with these provisions. We believe that we can make reliable estimates for doubtful accounts; however, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate bad debt expense. Based on our results for the three months ended March 31, 2006, a ten basis point deviation in the allowance for doubtful accounts as a percentage of gross accounts receivable would have resulted in an insignificant increase or decrease in net loss attributable to common stockholders.

Deferred Tax Assets

We have substantial deferred tax assets that relate to prior periods’ losses, primarily in the United States and the United Kingdom. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In both jurisdictions, we have concluded that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by Statement of Financial Account Standards No. 109, Accounting for Income Taxes. This evaluation of whether it is more likely than not that such deferred tax assets will be realized must be continuously evaluated due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of operations. At March 31, 2006, we maintained an allowance on certain state net operating losses and state tax credits based on our assessment that it is more likely than not that the deferred tax asset related to these items will not be realized. The deferred tax asset, net of a valuation allowance of $342,000, totaled $48.5 million as of March 31, 2006 and was partially offset by deferred tax liabilities of $6.2 million.

RESULTS OF OPERATIONS

The three months ended March 31, 2006 and 2005.

Hosted revenue, cost of hosted revenue, hosted gross margin

	Three Months Ended March 31,
	2006	2005

Hosted revenue	$20,963	$19,490

Cost of hosted revenue	11,002	9,524

Hosted gross margin	$9,961	$9,966

Hosted gross margin percentage	48%	51%

Hosted revenue

	Three Months Ended March 31,
	2006	Percent Change	2005

Hosted revenue	$20,963	8%	$19,490
As a percentage of total revenues	85%		97%

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

As new subscribers purchase our in-vehicle hardware devices or as existing subscribers choose to purchase new in-vehicle hardware devices, the amount of deferred revenue recognized ratably over the expected life of the subscriber increases. This effect is tempered by subscribers purchasing solutions that are deployed through the use of a mobile telephone installed with our software application because we do not sell those devices and, therefore, do not recognize any revenues from sales of mobile telephones. A similar tempering effect may occur when a subscriber exceeds its initial contract period because recognition of deferred revenue is complete.

We describe the arrangements in which customers contract directly with wireless carriers for the wireless airtime component of our solutions as “unbundled”. Conversely, we describe arrangements in which we contract directly with customers for the wireless airtime portion as “bundled”. The nature of our relationship with the wireless carriers dictates whether we will be entering into a bundled or unbundled arrangement with a customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific subscriber area of operation. We have observed an increase in the proportion of new subscribers being added on an unbundled basis, resulting in decreased revenue from such subscribers. Unbundled subscribers represented approximately 64% and 55% of our total subscribers at March 31, 2006 and 2005, respectively. We expect that this trend will continue through the next 12 to 18 months.

For the three months ended March 31, 2006 and 2005, hosted revenue increased primarily as a result of an increase in the number of subscribers using our solutions, partially offset by a decrease in revenue per subscriber. The total number of subscribers using our solutions was approximately 144,000 and 135,000 at March 31, 2006 and 2005, respectively. As of March 31, 2006 and 2005, 87% and 69% of our subscribers were under long term contracts, respectively. Average monthly hosted revenue per subscription was approximately $47.87 for the three months ended March 31, 2006, down from $48.56 for the same period in 2005. The decrease of $0.69 is primarily the result of new subscribers being added utilizing an unbundled arrangement.

Cost of hosted revenue

	Three Months Ended March 31,
	2006	Percent Change	2005

Cost of hosted revenue	$11,002	16%	$9,524
As a percentage of hosted revenues	52%		49%

Cost of hosted revenue consists of the amortization of the deferred cost of the in-vehicle enabling hardware devices; costs associated with the final assembly, testing, provision, delivery and installation of hardware and other costs such as provisions for inventory and repair costs; and expenses related to the delivery and support of our solutions. For the three months ended March 31, 2006 and 2005, cost of hosted revenue increased primarily as a result of increases in amortization of deferred product costs of $876,000, employee-related expenses of $647,000 and warranty and repair charges of $702,000 offset by decreases in service delivery expenses of $632,000 and adjustments for inventory obsolescence of $256,000. Cost of hosted revenue headcount increased to 221 at March 31, 2006 from 177 at March 31, 2005. We expect cost of hosted revenue to increase during the next 12 months, primarily resulting from headcount increases.

Hosted gross margin

	Three Months Ended March 31,
	2006	Percent Change	2005

Hosted gross margin	$9,961	0%	$9,966
As a percentage of hosted revenues	48%		51%

For the three months ended March 31, 2006, hosted gross margins decreased due to the loss of Verizon as a customer with a fixed cost base combined with higher warranty and repair costs on our continuing customers.

Direct expenses generally increase at a rate proportional to the growth in our subscribers. Personnel costs and depreciation expense generally increase at a rate slower than the growth rate of our subscribers. As a result, we expect that our hosted gross margin will increase during the next 12 months.

Licensed revenue, cost of licensed revenue and licensed gross margin

Licensed gross margin is calculated as follows:

	Three Months Ended March 31,
	2006	2005

Licensed revenue	$3,782	$502

Cost of licensed revenue (excluding intangibles amortization included below)	1,230	700
Intangibles amortization	1,010	457

Total cost of licensed revenue	2,240	1,157

Licensed gross margin	$1,542	$(655)

Licensed gross margin percentage	41%	(130)%

Licensed revenue

	Three Months Ended March 31,
	2006	Percent Change	2005

Licensed revenue	$3,782	653%	$502
As a percentage of total revenues	15%		3%

Licensed revenue is comprised of license fees, installation, training and PCS service fees relating to our FSM solution, acquired in connection with our acquisition of Vidus in February 2005. The number of licensed users of our FSM solution totaled approximately 32,000 and 25,000 at March 31, 2006 and 2005, respectively.

Cost of licensed revenue (excluding intangibles amortization)

	Three Months Ended March 31,
	2006	Percent Change	2005

Cost of licensed revenue (excluding intangibles amortization)	$1,230	76%	$700
As a percentage of licensed revenues	33%		139%

Cost of licensed revenue (excluding intangibles amortization) consists of employee related expenses in relation to installation services and the support of our ongoing PCS commitments. We expect the cost of licensed revenue to increase over the next twelve months as headcount increases and we continue to invest in fixed assets and infrastructure to support this segment.

Licensed gross margin

	Three Months Ended March 31,
	2006	Percent Change	2005

Licensed gross margin	$1,542	335%	$(655)
As a percentage of licensed revenues	41%		(130)%

Licensed gross margin was 41% and (130)% for the three months ended March 31, 2006 and 2005, respectively. Direct expenses generally increase at a rate proportional to the growth in our end users. Personnel costs and depreciation expenses generally increase at a rate slower than the growth rate of our end users. We expect our licensed gross margin to increase during the next twelve months.

Intangibles amortization

	Three Months Ended March 31,
	2006	Percent Change	2005

Intangibles amortization	$1,010	121%	$457
As a percentage of total revenues	4%		2%

For the three months ended March 31, 2006 and 2005, intangibles amortization related to the intangible assets acquired in connection with the purchase of Vidus in February 2005. These costs are being amortized over their estimated useful lives of three to ten years.

Amortization of intangible assets is expected to be $4.0 million in 2006 and 2007, after which it is expected to decrease as the intangible assets become fully amortized.

In-process research and development

	Three Months Ended March 31,
	2006	Percent Change	2005

In-process research and development	$—	(100)%	$5,640
As a percentage of total revenues	0%		28%

For the three months ended March 31, 2005, in-process research and development consisted of research projects undertaken by Vidus prior to its acquisition by us that had not reached technological feasibility and had no alternative future use at the time of the acquisition of Vidus. In order to achieve technological feasibility, we estimated the time required to complete the projects to cost approximately $5.7 million. We estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows expected to be attributable to the technology once it reaches technological feasibility using a discount rate of 40%. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time expected to be incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 80% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in 2005. In 2005, expenditures to complete the acquired in-process research and development approximated the original estimates.

Sales and marketing

	Three Months Ended March 31,
	2006	Percent Change	2005

Sales and marketing	$5,918	27%	$4,647
As a percentage of total revenues	24%		23%

Sales and marketing expenses consist of employee salaries, sales commissions, marketing and promotional expenses. For the three months ended March 31, 2006 and 2005, sales and marketing expenses increased primarily as a result of increases in employee-related expenses of $933,000 and employee stock-based compensation of $255,000 as a result of the adoption of SFAS 123R. The increase in employee compensation expense was associated with an increase in the average headcount. Sales and marketing headcount increased to 127 March 31, 2006 from 125 at March 31, 2005. We anticipate that sales and marketing expenses will increase in future periods as we expand our sales and marketing efforts including, but not limited to, headcount growth and promotional expenses related to new solutions.

Research and development

	Three Months Ended March 31,
	2006	Percent Change	2005

Research and development	$3,669	42%	$2,575
As a percentage of total revenues	15%		13%

Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. For the three months ended March 31, 2006 and 2005, research and development expenses increased primarily as a result of increases in employee-related expenses of $697,000 and employee stock-based compensation of $174,000 as a result of the adoption of SFAS 123R. Research and development headcount increased to 148 at March 31, 2006 from 131 at March 31, 2005. We anticipate that research and development expenses will increase in future periods as we develop and introduce new solutions and as a result of increases in employee-related expenses associated with those introductions.

General and administrative

	Three Months Ended March 31,
	2006	Percent Change	2005

General and administrative	$4,942	11%	$4,447
As a percentage of total revenues	20%		22%

General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and allowance for doubtful accounts. For the three months ended March 31, 2006 and 2005, general and administrative expenses increased primarily as a result of increases in employee-related expenses of $347,000 and employee stock-based compensation of $388,000 as a result of the adoption of SFAS 123R, offset by a decrease in consulting fees and temporary employee-related expenses of $347,000 relating to our Sarbanes-Oxley compliance effort. General and administrative headcount increased to 91 at March 31, 2006 from 80 at March 31, 2005. We expect that general and administrative expenses will remain relatively flat in future periods.

The allowance for doubtful accounts was $373,000 and $1.2 million as of March 31, 2006 and 2005, respectively. The decrease in the allowance is primarily due to non-recurring favorable adjustments as a result of improvements in the collection history in our customer base that occurred during 2005. We anticipate that the allowance for doubtful accounts will remain relatively stable in future periods.

Stock-based compensation

On January 1, 2006, we adopted SFAS 123R on a modified prospective basis, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued in prior years but not vested as of January 1, 2006, as adjusted for estimated forfeitures. The following table indicates the impact of SFAS 123R on our statement of operations for the three months ended March 31, 2006.

	Three Months Ended March 31,
	2006	Percent Change	2005

Stock-based compensation:
Cost of hosted revenues	$85	100%	$—
Cost of licensed revenues	27	100%	—
Sales and marketing	255	100%	—
Research and development	174	100%	—
General and administrative	388	100%	—
Total stock-based compensation	$929		$—
As a percentage of total revenues	4%		0%

Stock-based compensation expense includes the amortization of the fair value of share-based payments made to employees and the Board of Directors, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provisions of SFAS 123R effective January 1, 2006. The fair value of the award is computed using the Black-Scholes model and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award). Prior to the adoption of SFAS 123R, we previously applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and provided the required pro forma disclosures of Statement of Financial Accounting Standards No. 123, Share-Based Payment (“SFAS 123”).

During the three months ended March 31, 2006, we recorded stock-based compensation related to stock options of $799,000 and related to the employee stock purchase plan of $130,000, respectively. There were no shares purchased under the employee stock purchase plan during the three months ended March 31, 2006.

On October 27, 2005, we accelerated the vesting of 811,110 stock options with exercise prices ranging from $6.40 to $14.58, being priced above the closing stock price on such date.  We recognized pro forma compensation expense related to this acceleration of $5.0 million for the three months ended December 31, 2005. The accelerated vesting of these stock options is expected to reduce the compensation expense associated with these options in future periods resulting from the adoption of SFAS 123R.

As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.2 million and will be recognized over an estimated weighted average amortization period of 2.6 years. Stock-based compensation of $1,000 was capitalized as inventory at March 31, 2006. For the three months ending June 30, 2006, we expect our stock compensation expense to increase when compared with our results for the three months ended March 31, 2006 due to the grant of new options.

Other income (expense), net

	Three Months Ended March 31,
	2006	Percent Change	2005
			(As Restated)
Interest income	$1,036	68%	$618
Derivative instrument expense	(1,151)	(55)%	(741)
Other (expense) income, net	(17)	(950)%	2
Total other (expense) income, net	$(132)	(9)%	$(121)
As a percentage of total revenues	(1)%		1%

For the three months ended March 31, 2006 and 2005, total other expense, net increased primarily due to larger invested balances and higher rates of return. During the three months ended March 31, 2006 and 2005, we also recorded an expense of $1.2 million and $741,000, respectively, in relation to a derivative instrument embedded in the redeemable preferred stock issued as part of the Vidus acquisition. Other (expense) income, net consisted primarily of immaterial net foreign currency exchange losses and gains resulting from transactions with our wholly-owned subsidiaries in India and in the United Kingdom. We conduct operations primarily within the United States where inflation during the three months ended March 31, 2006 and 2005 has been low and has not materially impacted our operating results. Foreign currency exchange gains were expensed as incurred.

Benefit from income taxes

	Three Months Ended March 31,
	2006	Percent Change	2005

Benefit from income taxes	$590	100%	$—
As a percentage of total revenues	2%		0%

The benefit from income taxes for the three months ended March 31, 2006 was calculated using an annual projected effective yearly tax rate of approximately 19%. For the three months ended March 31, 2006, we have recorded a benefit for income taxes principally due to current period losses. No benefit from income taxes was provided during the three months ended March 31, 2005 as we maintained a full valuation allowance.

We currently believe that our fiscal 2006 effective tax rate will be approximately 19 percent. This effective tax rate differs from the statutory rate primarily due to the projected effects of non-deductible stock compensation, non-deductible changes in the value of the derivative embedded in the preferred stock issued in connection with the Vidus acquisition, and the tax rate differential on foreign losses, which is partially offset by projected tax exempt interest. It is based on the projected mix of full-year income in each tax jurisdiction in which we operate and the related income tax expense in each jurisdiction. Actual results could vary from those projected. The tax expenses or benefits for significant unusual items or tax exposure items are treated as discrete items in the interim period in which the events occur.

Preferred stock dividends

	Three Months Ended March 31,
	2006	Percent Change	2005

Preferred stock dividends	$124	118%	$57
As a percentage of total revenues	1%		0%

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

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2006	Percent Change	2005
			(As Restated)
Net loss	$(2,568)	68%	$(8,119)
Non-cash charges	3,359	56%	7,639
Change in working capital assets and liabilities	(3,434)	(480)%	(592)
Net cash used in operating activities	(2,643)	(147)%	(1,072)
Net cash provided by investing activities	852	96%	22,163
Net cash provided by financing activities	195	(13)%	173
Net (decrease) increase in cash and cash equivalents	$(1,596)	108%	$21,264

As of March 31, 2006, we had $24.2 million of cash and cash equivalents and $76.0 million of short-term investments. Working capital was $106.4 million.

For the three months ended March 31, 2006, net cash used in operating activities increased $1.6 million to $2.6 million from the same period in 2005. The results in 2006 are primarily due to non-cash charges for depreciation and amortization and a change in derivative instrument liability, partially offset by benefit from income taxes. The results for the same period in 2005 are primarily due to non-cash charges for in-process research and development, depreciation and amortization, a change in derivative instrument liability and the provision for doubtful accounts and sales returns. In addition, the operating cash flows for 2006 and 2005 were also negatively impacted by the year-over-year changes in working capital assets and liabilities.

For the three months ended March 31, 2006, the net cash provided by investing activities was comprised of $18.2 million in proceeds from the sale of short-term investments, partially offset by $16.6 million used to purchase short-term investments and $795,000 used to purchase property and equipment. For the three months ended March 31, 2005, the net cash provided by investing activities was comprised of $63.4 million in proceeds from the sale of short-term investments, partially offset by $35.1 million used to purchase short-term investments, $5.2 million used for the acquisition of Vidus, net of cash acquired and $848,000 million used to purchase property and equipment. Purchases of property and equipment related mainly to purchases of computer equipment and software to support our growth in operations, infrastructure and headcount. We currently do not have any material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure over the next twelve months. We also may establish additional operations as we expand globally.

The net cash flows provided by financing activities for the three months ended March 31, 2006 and 2005 were due primarily to proceeds from the exercise of stock options and purchases of common stock under our employee stock purchase plan. Proceeds from the sale of our common stock totaled $194,000 and $172,000 for the three months ended March 31, 2006 and 2005, respectively.

We believe that existing cash, cash equivalents and short-term investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of all payments. We have presented below, a summary of the most significant assumptions used in our determination of amounts presented in the tables in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows. The following table summarizes our fixed contractual obligations as of March 31, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$7,028	$2,052	$4,786	$190	$—
Capital lease obligations(2)	85	63	22	—	—
Financing lease obligations(2)	7	7	—	—	—
Other purchase obligations(3)	4,375	4,375	—	—	—
Inventory purchase obligations(4)	6,615	6,615	—	—	—
	$18,110	$13,112	$4,808	$190	$—

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

Excluded from the table above is the fair value of a derivative instrument for which the ultimate settlement amount is not yet known and that is payable only upon redemption of the outstanding redeemable preferred stock to which it relates. See “Item 3—Quantitative and Qualitative Disclosures About Market Risk” for further discussion.

Off-Balance Sheet Arrangements

As of March 31, 2006, we had no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recently Issued Accounting Pronouncements

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the consolidated statement of operations. SFAS 123R also requires additional accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. The adoption of SFAS 123R on January 1, 2006, had a material impact on our consolidated results of operations and financial position. See Note 9 – Stock Based Compensation in the Notes to Condensed Consolidated Financial Statements for additional disclosure related to FAS 123R.

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

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of APB No. 43, Chapter 4 (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as the costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after July 1, 2005. The adoption of SFAS 151 did not have a material impact on our consolidated statement of operations and financial condition.

FACTORS THAT COULD AFFECT FUTURE RESULTS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following factors should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below are intended to be ones that are specific to us or our industry and that we deem material, but they are not the only ones that we face.

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

        Currently, our solutions function on general packet radio service (“GPRS”), code division multiple access (“CDMA”) 1XRTT, evolution-data optimized (“EvDO”), integrated digital enhanced network (“iDEN”) and enhanced data rates for GSM evolution (“EDGE”) networks. These protocols cover only portions of the United States, Europe and Canada. In the first quarter of 2006, we completed a costly and time consuming migration from CDPD to the protocols set forth above after wireless communications providers abandoned their CDPD networks in favor of newer technologies. If wireless communications providers abandon the protocols upon which our solutions now function in favor of other types of wireless technology, we may not be able to provide services to our customers, or we may be forced to incur considerable costs in order to adapt our solutions to new protocols. In addition, if cellular carriers do not expand their coverage areas, we will be unable to meet the needs of customers who may wish to use our services outside the current cellular coverage area.

Any material weakness or significant deficiency identified in our internal controls could have an adverse effect on our business.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures for financial reporting. As part of our first quarter 2005 and fourth quarter 2005 closing processes and assessments of internal control over our financial reporting, we identified two internal control deficiencies that constituted material weaknesses. The first material weakness concerned our interpretation and implementation of various complex accounting principles in the area of non-recurring transactions, and the second concerned our calculation and timely review of the annual tax provision for 2005. These material weaknesses were not fully remediated as of March 31, 2006. Please see Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q and Item 9A “Controls and Procedures” in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005 for additional information. There can be no assurance that there will not be other significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, we expect the evaluation process and any required remediation, if applicable, will increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

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

We have only recently become profitable and may not sustain or increase profitability in the future. As of March 31, 2006, we had an accumulated deficit of approximately $81.0 million. To sustain profitability, we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

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

We rely on a limited number of sole suppliers for certain components of our solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for our solutions, we may be unable to find other suppliers and our business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers include Motorola, which supplies microcontrollers for use in our Internet Location Manager and Micronet, which supplies our iDT devices.

It is our practice to attempt to maintain no more than a three to nine month supply of microcontrollers, iDT devices and other components and devices needed for our solutions. Although we believe that we have sufficient quantities of such components and devices to last the next three to nine months, if any of our agreements with our suppliers and manufacturers are terminated or expire, if we are unable to obtain sufficient quantities of any products or components critical for our solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

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

A majority of our solutions rely on signals from global positioning system (“GPS”) satellites built and maintained by the United States Department of Defense. GPS satellites and their ground support systems are subject to electronic and mechanical failures and sabotage. If one or more satellites malfunction, there could be a substantial delay before they are repaired or replaced, if at all, our products and services may cease to function, and customer satisfaction would suffer.

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

As of March 31, 2006, a limited number of stockholders own approximately 34% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of March 31, 2006, approximately 34% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

The table below presents the carrying value and related weighted average rate of return for our cash, cash equivalents and debt securities. The carrying values approximate fair values as of March 31, 2006 and December 31, 2005. As of March 31, 2006, debt securities consisted of $24.2 million with original maturity dates of 90 days or less and $76.0 million with original maturity dates of greater than 90 days. As of December 31, 2005, debt securities consisted of $25.8 million with original maturity dates of 90 days or less and $77.6 million with original maturity dates of greater than 90 days.

	Carrying value at March 31, 2006	Average rate of return at March 31, 2006	Carrying value at December 31, 2005	Average rate of return at December 31, 2005
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash, cash equivalents and marketable securities
Cash and cash equivalents—variable rate	$5,543	3.3%	$8,984	2.8%
Money market funds—variable rate	6,567	4.7%	7,030	3.6%
Cash and cash equivalents—fixed rate	12,067	4.7%	9,759	4.2%

Total cash and cash equivalents	24,177	4.4%	25,773	3.6%
Marketable securities—fixed rate	75,975	4.6%	77,643	4.1%

Total cash, cash equivalents and marketable securities	$100,152	4.6%	$103,416	4.0%

Foreign Currency Exchange

We transact business primarily in United States dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 primarily to perform research and development and customer support services. Operating expenses incurred by our subsidiary in the United Kingdom are denominated in British pounds and euros. This subsidiary was acquired as part of the Vidus acquisition and performs research and development, sales and marketing, and customer service activities. Operating expenses incurred in British pounds and Indian rupees exceed revenues generated in these currencies, which we do not hedge. A ten percent increase in the average exchange rates of these currencies would decrease our operating income by approximately 5.6 percent.

We hold fixed-price agreements denominated in United States dollars with certain of our foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, which manufactures the Internet Location Manager; Siemens AG, in Germany, which provides the modem for some versions of the iLM; Taiwan Semiconductor Manufacturing Company, in Taiwan, which manufactures our GPS digital receiver chips; and Micronet, in Israel, which supplies our iDT. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a ten percent increase in average exchange rates could increase our product costs by approximately 2.7 percent.

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

The fair value of this derivative instrument was estimated at $4.1 million at March 31, 2006 and at $2.9 million at December 31, 2005. The change in the fair value of $(1.2) million was recorded in total other income, net in the consolidated statement of operations for the three months ended March 31, 2006.

Based on the highest ten consecutive trading days average closing price of the Company’s common stock of $5.44 per share through March 31, 2006, the aggregate top-up, as if determined on March 31, 2006, is $8.7 million. The top-up amount will further decrease if, and to the extent that, the average closing price of our common stock for any ten consecutive trading day period ending on or before September 25, 2006 is greater than $5.44 per share.

Item 4. Controls and Procedures.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (“Exchange Act”). As part of our evaluation, we considered factors such as whether data, if any, concerning significant changes to our business, new agreements entered into during the quarter, changes in relationships with suppliers and customers, new resource commitments, litigation matters, the material weaknesses described below and changes in accounting interpretations were disclosed in connection with the disclosure committee’s investigation of such matters. In addition, we considered the comments, if any, of process owners regarding their awareness of any matters that could give rise to additional disclosure.

Based upon that evaluation, as of March 31, 2006, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses in our internal control over financial reporting that have not been fully remediated, as described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and were not effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

We previously described two material weaknesses in our internal control over financial reporting (as such phrase is defined in Rule 13a-15(f) under the Exchange Act) in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Public Company Accounting Oversight Board Auditing Standard No. 2 describes a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In Item 9A, Controls and Procedures, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, we described the remediation plan that we commenced implementing prior to December 31, 2005 to help address the previously reported material weakness relating to non-recurring transactions. As of December 31, 2005, we had not fully remediated the material weakness related to the accounting for non-recurring transactions. During the second quarter of 2005, we commenced implementation of a remediation plan to supplement our existing processes to (a) identify internally such transactions occurring during a reporting period and (b) assess the accounting treatment to be used in connection with those transactions. These supplemental elements include (i) additional internal reviews of the underlying transactions and related accounting conclusions and (ii) the use of external consulting expertise to provide additional advice relating to our accounting interpretations. The phrase “external consulting expertise” means that the Company would engage the services of an independent registered public accounting firm or third party with appropriate accounting knowledge and expertise.

In addition, as part of our fourth quarter 2005 closing process and assessment of internal control over financial reporting, an internal control deficiency was identified that constituted a material weakness. Specifically, we did not accurately calculate, or perform a timely review of, the annual tax provision for 2005. This deficiency in operation of internal control over financial reporting did not affect any prior periods and the resulting adjustments were identified and made to the annual financial statements as of December 31, 2005.

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

During the quarter ended March 31, 2006, we implemented the following changes to help address the previously reported material weaknesses:

•                  We reviewed with senior management and the Audit Committee of the Board of Directors the issues which led to the material weaknesses;

•                  We reviewed with the Audit Committee of the Board of Directors all accounting policies adopted or changed and significant management estimates;

•                  We increased our internal resources by adding two additional certified public accountants to our finance staff; and

•                  We engaged external consulting expertise to assist management with its valuation and initial adoption of SFAS 123R.

During the quarter ended March 31, 2006, we accomplished a limited number of the measures set forth in our remediation plans. However, no change in our internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Following March 31, 2006 and prior to the filing of this Quarterly Report on Form 10-Q, we implemented policies and procedures for the determination, review and documentation of income tax provision calculations and related disclosures to address our previously reported material weakness.

The remedial measures implemented by us to date will not in and of themselves remediate the material weaknesses, and certain of these remedial measures will require some time to be fully implemented or to take full effect. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, including instances of fraud, if any, have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected and could be material and require a restatement of our financial statements. Over time, the controls and procedures we have implemented may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. The actual efficacy of these initiatives and of our controls and procedures is subject to review by our management, supported by confirmation and testing by our management.

If the remedial measures described above are insufficient to address the two identified material weaknesses, our financial statements may contain material misstatements. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements.

In light of the material weaknesses described above, we performed additional analysis and other post-closing procedures to ensure that the condensed consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Based on our evaluation of these matters, we believe that these matters will not have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

Except as set forth below, during the three months ended March 31, 2006, there were no material changes to the descriptions of the risk factors associated with our business previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K filed with the SEC on March 22, 2006 which is incorporated herein by reference.

A substantial portion of our revenue is attributable to a small number of customers, the loss of any one of which would harm our financial results.

In the first quarter of 2006, four of our customers represented, in the aggregate, approximately 31% of our total revenues. Approximately 15% of our total revenues for the first quarter of 2006 were attributable to one customer, AT&T Inc. The loss of a significant volume of business from any of these customers could be expected to result in a material decrease in our total revenue and could negatively impact our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

Date: May 9, 2006

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.