Form 10-K/A
period 2005-12-31
@ROAD, INC
filed 2006-08-09
CIK 1109537

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment #1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this report on Form 10-K/A is incorporated herein by reference from the definitive proxy statement filed in connection with the registrant’s 2006 annual meeting of stockholders.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (“Form 10-K/A”) is being filed as Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2006 (the “Original Filing”). We are filing this Amendment No. 1 to reflect restatements of our consolidated balance sheet at December 31 2005, and our consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005, and the related notes thereto to correct an error in the benefit for income taxes related to the treatment of interest received on investments in government home loan securities as tax-exempt when it was in fact taxable (the “Restatement”). For a more detailed description of the Restatement, see “Note 17—Restatement of Financial Statements” to the Consolidated Financial Statements. We have also amended “Note 12 — Segment Reporting” to the Consolidated Financial Statements to exclude deferred tax assets from the distribution of long-lived assets by geographic area. In addition, we have amended “Note 1—Organization and Summary of Significant Accounting Policies” to the Consolidated Financial Statements to include an adjustment to correct for the deductibility of stock options granted to employees in the United Kingdom.

This Form 10-K/A amends and restates “Item 1. Business” of Part I; “Item 1A. Risk Factors” of Part I; “Item 6. Selected Financial Data,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part II; and Item 15 “Exhibits and Financial Statement Schedules” of Part IV of the Original Filing, as amended, in each case, solely as a result of, and to reflect, the Restatement. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consent of our independent registered public accountant and currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of our independent registered public accountant is attached to this Form 10-K/A as Exhibit 23.1. The certifications of our principal executive officer and our principal financial officer are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

Except for the historical information contained in this Annual Report on Form 10-K/A, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Potential risks and uncertainties include, but are not limited to, fluctuations in quarterly results, customer acceptance of our products and services, our ability to adapt to rapid technological change, our dependence on wireless networks, network infrastructure and positioning systems owned and controlled by others and general economic and political conditions. Further information regarding these and other risks is included in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.                          Business

Overview

@Road® , Inc. is a leading provider of mobile resource management (“MRM”) solutions, a category of business productivity solutions designed to enable the effective management of mobile resources. Currently, we market and sell our solutions to a range of customers in North America and Europe.

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

During 2005, we completed a substantial portion of the migration of subscribers away from cellular digital packet data (“CDPD”) wireless provided by wireless carriers to more up-to-date network protocols. We ended our migration initiative in February 2006. Some of our wireless carrier partners, such as AT&T Wireless and Verizon Wireless notified us as early as 2002 that they were planning to discontinue their CDPD networks over a period of years. Today, CDPD is an older wireless technology and has largely been superseded in the industry by more modern protocols such as code division multiple access (“CDMA”) 1XRTT, general packet radio service ("GPRS"), evolution-data optimized (“EvDO”) and enhanced data rates for GSM evolution (“EDGE”). At December 31, 2004, we still served approximately 64,000 subscribers on CDPD networks. At December 31, 2005, this number was approximately 19,000 subscribers. During 2005, we were required to dedicate considerable resources to our effort to switch CDPD subscribers to other protocols. Now that we have concluded our CDPD migration initiative, we plan to reallocate these resources to other business functions.

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

We have only recently become profitable and may not sustain or increase profitability in the future. As of December 31, 2005, we had an accumulated deficit of approximately $79.1 million. To sustain profitability, we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

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

Recent Sales of Unregistered Securities

On February 18, 2005, we issued (a) approximately 5,454,000 shares of our common stock, par value $0.0001 per share, (b) approximately 24,000 shares of our Series A 1 Redeemable Preferred Stock, $0.001 par value per share, (c) approximately 44,000 shares of our Series A 2 Redeemable Preferred Stock, $0.001 par value per share, (d) approximately 5,000 shares of our Series B 1 Redeemable Preferred Stock, $0.001 par value per share, and (e) approximately 5,000 shares of our Series B 2 Redeemable Preferred Stock, $0.001 par value per shares, all in connection with our acquisition of all the outstanding capital stock of Vidus. The fair values of issued common and non-convertible redeemable preferred stock as purchase consideration for Vidus stock were $24.7 million and $12.9 million, respectively. These issuances were made in reliance on Regulation S promulgated under the Securities Act of 1933, as amended (the “Securities Act”) and on Section 4(2) of the Securities Act, and were made without general solicitation or advertising. Shares issued in reliance on Section 4(2) of the Securities Act were issued only to accredited investors. Shares issued in reliance on Regulation S were issued in an “offshore transaction’’ as defined under Regulation S, to persons other than “U.S. Persons.’’ Such persons represented to us that they would resell the shares only in compliance with Regulation S. The certificates evidencing those shares bear a legend restricting transfer except pursuant to Regulation S.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2005.

Item 6.                          Selected Financial Data

The selected consolidated financial data set forth below should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the consolidated financial statements, the related notes and other information contained in this Report. The information as of and for the year ended December 31, 2005 has been restated to reflect corrections to the Original Filing that are further discussed in the section entitled “Explanatory Note” in the forepart of this Annual Report on Form 10-K/A and “Note 17—Restatement of Financial Statements” to the Consolidated Financial Statements in Part IV, Item 15 of this Annual Report on Form 10-K/A.

	Years Ended December 31,
	2005(1)	2004	2003	2002	2001
	(As Restated)
	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenues:
Hosted	$79,945	$75,234	$63,363	$44,420	$27,450
Licensed	12,911	—	—	—	—
Total revenues	92,856	75,234	63,363	44,420	27,450
Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	39,657	34,825	35,516	30,609	26,489
Cost of licensed revenue (excluding intangibles amortization included below)	4,949	—	—	—	—
Intangibles amortization	3,487	28	455	1,670	1,656
In-process research and development	5,640	—	—	—	—
Impairment of intangible assets	2,270	—	—	—	—
Sales and marketing	21,398	12,336	11,433	10,818	17,255
Research and development	13,024	6,192	5,472	6,200	7,822
General and administrative	17,506	12,022	9,516	9,168	15,296
Terminated acquisition costs	—	2,138	—	—	—
Restructuring charges	—	—	—	—	218
Total costs and expenses	107,931	67,541	62,392	58,465	68,736
(Loss) income from operations	(15,075)	7,693	971	(14,045)	(41,286)
Other income (expense), net:
Interest income	3,039	1,532	686	964	2,662
Interest expense	—	—	(11)	(15)	(9)
Change in derivative instrument liability	2,256	—	—	—	—
Investment impairment charge	—	—	—	(1,035)	—
Other (expense) income, net	(103)	(4)	16	(106)	(14)
Total other income (expense), net	5,192	1,528	691	(192)	2,639
Net (loss) income before income taxes	(9,883)	9,221	1,662	(14,237)	(38,647)
Benefit from income taxes	37,794	—	—	—	—
Net income (loss)	27,911	9,221	1,662	(14,237)	(38,647)
Preferred stock dividends	(436)	—	—	—	—
Net income (loss) attributable to common stockholders	$27,475	$9,221	$1,662	$(14,237)	$(38,647)
Net income (loss) per share:
Basic	$0.46	$0.17	$0.03	$(0.31)	$(0.88)
Diluted	$0.45	$0.16	$0.03	$(0.31)	$(0.88)
Shares used in calculating net income (loss) per share:
Basic	59,928	54,296	49,978	46,134	43,892
Diluted	61,353	57,435	54,282	46,134	43,892

	As of December 31,
	2005(1)	2004	2003	2002	2001
	As Restated
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$25,773	$14,494	$103,669	$35,659	$40,164
Restricted and non-restricted short-term investments	77,643	103,222	2,000	2,241	2,216
Working capital	109,823	119,373	108,120	45,771	51,300
Total assets	246,286	152,210	139,016	70,550	78,474
Redeemable preferred stock	8,184	—	—	—	—
Total stockholders’ equity	$186,172	$124,836	$112,128	$50,167	$60,411

	Years Ended December 31,
	2005(1)	2004	2003	2002	2001
	(In thousands)
Consolidated Cash Flow Data:
Operating activities	$(5,626)	$11,216	$9,454	$(6,653)	$(34,717)
Investing activities	14,645	(104,053)	(1,276)	(780)	4,364
Financing activities	2,260	3,662	59,832	2,928	1,237
Net increase (decrease) in cash and cash equivalents	$11,279	$(89,175)	$68,010	$(4,505)	$(29,116)

(1)             On February 18, 2005, we completed the acquisition of Vidus. Financial information, including the results of operations, for Vidus is included from the date of acquisition.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and the related notes contained elsewhere in this Report. Except for the historical information contained herein, the matters discussed in this Report are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect our operating results and could cause our actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by us or on our behalf and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Annual Report on Form 10-K/A under the “Risk Factors,” and “Business” sections, elsewhere in this Report and in our other filings with the SEC.

Restatement

We have restated our consolidated financial statements for the year ended December 31, 2005 to correct an error in the benefit for income taxes related to the treatment of interest received on investments in government home loan securities as tax-exempt when it was in fact taxable. The impact of the restatements on our consolidated financial statements for the year ended December 31, 2005 is discussed in “Note 17—Restatement of Financial Statements” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K/A. All information included in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been correspondingly corrected to give effect to such restatement.

In addition, the consolidated financial statements for the interim periods in 2005 have been restated to reflect the effects of a derivative embedded in the redeemable preferred stock issued in connection with the acquisition of Vidus, the correction of an error in the tax provision relating to the reversal of the valuation allowance and the correction of the aforementioned error in the treatment of interest received on certain instruments. See “Note 18—Quarterly Financial Data” to our consolidated financial statements, included elsewhere in this Report, for further discussion.

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

On February 18, 2005, we completed the acquisition of Vidus, a provider of dynamic field service optimization software. The financial results of Vidus are reflected in our consolidated results from February 19, 2005, the first day after the closing. The aggregate purchase price for the acquisition was $46.3 million. We accounted for the acquisition as a purchase transaction and, accordingly, the acquisition price has been allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of the respective estimated fair values on the acquisition date. Acquired intangible assets related to the purchases totaled $33.1 million and goodwill resulting from the acquisition totaled $13.3 million. See “Note 1—Organization and Summary of Significant Accounting Policies” and “Note 3—Business Combinations, Goodwill and Intangible Assets” to our consolidated financial statements, included elsewhere in this Annual Report on Form 10-K/A.

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

	Years Ended December 31,
	2005	2004	2003
Total direct labor hours incurred to date as a% of estimated total direct labor hours required to complete projects	9.4%	—	—

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

Deferred tax assets

We have substantial deferred tax assets that relate to prior periods’ losses, primarily in the United States and the United Kingdom. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In both jurisdictions, we have concluded that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by Statement of Financial Account Standards No. 109, Accounting for Income Taxes This evaluation of whether it is more likely than not that such deferred tax assets will be realized must be continuously evaluated due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of operations. At December 31, 2005, we maintained an allowance on certain state net operating losses and state tax credits based on our assessment that it is more likely than not that the deferred tax asset related to these items will not be realized. The deferred tax asset, net of a valuation allowance of $334,000, totaled $47.2 million as of December 31, 2005 and was offset by deferred tax liabilities of $6.2 million.

Results of Operations for the Years Ending December 31, 2005, 2004 and 2003

The following table sets forth selected statements of operations data as a percentage of our total revenues:

	Years Ended December 31,
	2005	2004	2003
Revenues:
Hosted	86.1%	100.0%	100.0%
Licensed	13.9	—	—
Total revenues	100.0	100.0	100.0
Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	42.7	46.3	56.1
Cost of licensed revenue (excluding intangibles amortization included below)	5.3	—	—
Intangibles amortization	3.8	—	0.7
In-process research and development	6.1	—	—
Impairment of intangible assets	2.4	—	—
Sales and marketing	23.0	16.4	18.1
Research and development	14.0	8.2	8.6
General and administrative	18.9	16.0	15.0
Terminated acquisition costs	—	2.8	—
Total costs and expenses	116.2	89.7	98.5
(Loss) income from operations	(16.2)	10.3	1.5
Total other income (expense), net	5.6	2.0	1.1
Net (loss) income before income taxes	(10.6)	12.3	2.6
Benefit from income taxes	40.7	—	—
Net income	30.1	12.3	2.6
Preferred stock dividends	(0.5)	—	—
Net income attributable to common stockholders	29.6%	12.3%	2.6%

Hosted Revenue, Cost of Hosted Revenue, Hosted Gross Margin

Hosted gross margin is calculated as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except percentages)
Hosted revenue	$79,945	$75,234	$63,363
Cost of hosted revenue (excluding intangibles amortization)	39,657	34,825	35,516
Intangibles amortization	—	28	455
Total cost of hosted revenue	39,657	34,853	35,971
Hosted gross margin	$40,288	$40,381	$27,392
Hosted gross margin percentage	50%	54%	43%

Hosted Revenue

	Years Ended December 31,
	2005	Percent change	2004	Percent change	2003
	(In thousands, except percentages)
Hosted revenue	$79,945	6%	$75,234	19%	$63,363
As a percentage of total revenues	86%		100%		100%

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

Licensed Revenue, Cost of Licensed Revenue and Licensed Gross Margin

Licensed gross margin is calculated as follows:

	Years Ended December 31,
	2005	2004	2003
	(In thousands, except percentages)
Licensed revenue	$12,911	$—	$—
Cost of licensed revenue (excluding intangibles amortization)	4,949	—	—
Intangibles amortization	3,487	—	—
Total cost of licensed revenue	8,436	—	—
Licensed gross margin	$4,475	—	—
Licensed gross margin percentage	35%	—	—

Licensed Revenue

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Licensed revenue	$12,911	100%	$—	0%	$—
As a percentage of total revenues	14%		0%		0%

Licensed revenue is comprised of license fees, installation, training and PCS service fees relating to our FSM solution, acquired in connection with our acquisition of Vidus in February 2005. The number of licensed users of our FSM solution totaled approximately 32,000 at December 31, 2005.

Cost of Licensed Revenue (excluding intangibles amortization)

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Cost of licensed revenue (excluding intangibles amortization)	$4,949	100%	$—	0%	$—
As a percentage of licensed revenues	38%		0%		0%

Cost of licensed revenue (excluding intangibles amortization) consists of employee related expenses in relation to installation services and the support of our ongoing PCS commitments. We expect the cost of licensed revenue to increase over the next twelve months as headcount increases and we continue to invest in fixed assets and infrastructure to support this segment.

Licensed Gross Margin

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Licensed gross margin	$4,475	100%	$—	0%	$—
As a percentage of licensed revenues	35%		0%		0%

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

Intangibles Amortization

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Intangibles amortization	$3,487	12,354%	$28	-94%	$455
As a percentage of total revenues	4%		0%		1%

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

In-process Research and Development

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
In-process research and development	$5,640	100%	$—	0%	$—
As a percentage of total revenues	6%		0%		0%

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

Impairment of Intangible Assets

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Impairment of intangible assets	$2,270	100%	$—	0%	$—
As a percentage of total revenues	2%		0%		0%

During the fourth quarter of 2005, management determined that Vidus would officially change its name to @Road, Ltd. As a result, we reduced the carrying value of the Vidus trade name to zero resulting in an impairment charge of $2.3 million. The impairment charge is included in Impairment of Intangible Assets in our Statement of Operations.

Sales and Marketing

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Sales and marketing	$21,398	73%	$12,336	8%	$11,433
As a percentage of total revenues	23%		16%		18%

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

Research and Development

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Research and development	$13,024	110%	$6,192	13%	$5,472
As a percentage of total revenues	14%		8%		9%

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

General and Administrative

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
General and administrative	$17,506	46%	$12,022	26%	$9,516
As a percentage of total revenues	19%		16%		15%

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

Terminated Acquisition Costs

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Terminated acquisition costs	$—	(100)%	$2,138	0%	$—
As a percentage of total revenues	0%		3%		0%

On April 12, 2004, we entered into a Combination Agreement with MDSI Mobile Data Solutions, Inc. (“MDSI”) providing for the acquisition of MDSI. On July 27, 2004, the parties mutually agreed to terminate the Combination Agreement. As a result, for the year ended December 31, 2004, we expensed approximately $2.1 million of acquisition-related costs.

Other Income (Expense), Net

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Interest income	$3,039	98%	$1,532	123%	$686
Interest expense	—	0%	—	-100%	(11)
Change in derivative instrument liability	2,256	100%	—	—	—
Other income (expense), net	(103)	2,475%	(4)	-125%	16
Total other income (expense), net	$5,192	240%	$1,528	121%	$691
As a percentage of total revenues	6%		2%		1%

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

Benefit from Income Taxes

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Benefit from income taxes	$37,794	100%	$—	0%	$—
As a percentage of total revenues	41%		0%		0%

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

Preferred Stock Dividends

	Years Ended December 31,
		Percent		Percent
	2005	change	2004	change	2003
	(In thousands, except percentages)
Preferred stock dividends	$436	100%	$—	0%	$—
As a percentage of total revenues	0%		0%		0%

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

	Quarters Ended
	December 31,	September 30,	June 30,	March 31,	December 31,	September 30,	June 30,	March 31,
	2005	2005	2005	2005	2004	2004	2004	2004
	(2)	(2)	(2)	(2)
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Hosted	$21,805	$18,965	$19,685	$19,490	$19,909	$19,102	$18,331	$17,892
Licensed	5,464	6,004	941	502	—	—	—	—
Total revenues	27,269	24,969	20,626	19,992	19,909	19,102	18,331	17,892
Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	10,668	10,238	9,227	9,524	9,206	8,582	8,669	8,368
Cost of licensed revenue (excluding intangibles amortization included below)	1,295	1,481	1,473	700	—	—	—	—
Intangibles amortization	1,010	1,010	1,010	457	—	7	11	10
In-process research and development	—	—	—	5,640	—	—	—	—
Impairment of intangible assets	2,270	—	—	—	—	—	—	—
Sales and marketing	5,423	5,496	5,832	4,647	3,213	2,929	3,082	3,112
Research and development	3,113	3,487	3,849	2,575	1,698	1,695	1,431	1,368
General and administrative	4,393	4,724	3,942	4,447	4,227	3,240	2,371	2,184
Terminated acquisition costs	—	—	—	—	(18)	139	2,017	—
Total costs and expenses	28,172	26,436	25,333	27,990	18,326	16,592	17,581	15,042
(Loss) income from operations	(903)	(1,467)	(4,707)	(7,998)	1,583	2,510	750	2,850
Other income, net:
Interest income	911	781	729	618	523	426	329	254
Change in derivative instrument liability(1)	1,484	4,845	(3,332)	(741)	—	—	—	—
Other income (expense), net	32	17	(154)	2	9	(6)	(13)	6
Total other income, net(1)	2,427	5,643	(2,757)	(121)	532	420	316	260
Net income (loss) before income taxes(1)	1,524	4,176	(7,464)	(8,119)	2,115	2,930	1,066	3,110
Benefit from income taxes(1)(3)	777	33,822	3,195	—	—	—	—	—
Net income (loss)(1)(3)	2,301	37,998	(4,269)	(8,119)	2,115	2,930	1,066	3,110
Preferred stock dividends	(131)	(124)	(124)	(57)	—	—	—	—
Net income (loss) attributable to common stockholders(1)(3)	$2,170	$37,874	$(4,393)	$(8,176)	$2,115	$2,930	$1,066	$3,110

(1)                The consolidated statement of operations for the periods ended September 30, 2005, June 30, 2005 and March 31, 2005 have been restated to reflect the effects of a derivative embedded in the redeemable preferred stock issued in connection with the acquisition of Vidus, and the correction of an error in the tax provision relating to the reversal of the valuation allowance for the period ending September 30, 2005. See “Note 18—Quarterly Financial Data” to our consolidated financial statements included elsewhere in this Report, for further discussion.

(2)                On February 18, 2005, we completed the acquisition of Vidus. Financial information, including the results of operations, for Vidus is included from the date of acquisition.

(3)                The consolidated financial statements for the period ended December 31, 2005 have been restated to reflect the effect of the error resulting from the improper treatment of interest income on government home loan securities as tax-exempt when it was in fact taxable. See “Note 17—Restatement of Financial Statements” to our consolidated financial statements included elsewhere in this Report, for further discussion.

Liquidity and Capital Resources

	Years Ended December 31,
		Percent		Percent
(In thousands, except percentages)	2005	change	2004	change	2003
Net income	$27,911	203%	$9,221	455%	$1,662
Non-cash (benefits) charges	(26,166)	(1,478)%	1,899	(51)%	3,890
Change in working capital assets and liabilities	(7,371)	(7,778)%	96	(98)%	3,902
Net cash (used in) provided by operating activities	(5,626)	(150)%	11,216	19%	9,454
Net cash provided by (used in) investing activities	14,645	(114)%	(104,053)	8,055%	(1,276)
Net cash provided by financing activities	2,260	(38)%	3,662	(94)%	59,832
Net increase (decrease) in cash and cash equivalents	$11,279	(113)%	$(89,175)	(231)%	$68,010

As of December 31, 2005, we had $25.8 million of cash and cash equivalents and $77.6 million of short-term investments. Working capital was $109.8 million.

During 2005, cash used in operating activities was less than our net income. While in 2004 and 2003, the cash provided by operating activities was greater than net income. The results in 2005 are primarily due to a non-cash benefit to earnings of $44.7 million related to the reversal of a valuation allowance and a non-cash benefit in relation to the change in the fair value of the derivative instrument liability, partially offset by non-cash charges for depreciation and amortization, the tax benefit on the exercise of employee stock options resulting from the reversal of a tax valuation allowance, in-process research and development charges and the impairment of intangible assets. In addition, the operating cash flows for 2005 were also negatively impacted by the year-over-year changes in working capital assets and liabilities. The results in 2004 and 2003 were driven primarily by non-cash charges to earnings. Non-cash charges to earnings included the write-off of deferred acquisition costs, depreciation and amortization, investment impairment charge, amortization of deferred stock compensation and the provision for inventory valuation. In 2003, operating cash flows were also positively impacted by the net cash amounts provided by year-over-year changes in working capital assets and liabilities.

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

		Average		Average
	Carrying	rate of	Carrying	rate of
	value at	return at	value at	return at
	December 31,	December 31,	December 31,	December 31,
	2005	2005	2004	2004
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash, cash equivalents and short-term investments:
Cash and cash equivalents—variable rate	$8,984	2.8%	$3,022	1.3%
Money market funds—variable rate	7,030	3.6%	951	2.0%
Cash and cash equivalents—fixed rate	9,759	4.2%	10,521	2.3%
Total cash and cash equivalents	25,773	3.6%	14,494	2.1%
Debt securities—fixed rate	77,643	4.1%	103,222	2.0%
Total cash, cash equivalents and short-term investments	$103,416	4.0%	$117,716	2.0%

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

In addition, as part of our fourth quarter 2005 closing process and assessment of internal control over financial reporting, an internal control deficiency was identified that constituted a material weakness. Specifically, we did not accurately calculate, or perform a timely review of, the annual tax provision for 2005. Additionally, in the course of preparing our federal income tax returns for 2005 during the quarter ended June 30, 2006, we determined that our audited consolidated financial statements for the year ended December 31, 2005 contained an error in the benefit from income taxes resulting from the improper treatment of interest income on government home loan securities as tax-exempt when it was in fact taxable. This deficiency in operation of internal control over financial reporting does not affect any periods prior to the fourth quarter of 2005 and the resulting adjustments were made in our financial statements for the period ended December 31, 2005 in this Annual Report on Form 10-K/A.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule of the Company as of and for the year ended December 31, 2005, and our reports dated March 22, 2006 (August 8, 2006 as to the effects of the restatement discussed in Note 17) expressed unqualified opinions on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

San Jose, California
March 22, 2006 (August 8, 2006 as to the effects of the material weakness relating to the income tax provision described in the fifth paragraph of Management’s Report on Internal Control Over Financial Reporting (as revised))

Item 9B.                 Other Information

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

PART IV

Item 15.                   Exhibits and Financial Statement Schedules

(a)             The following documents are filed as part of this Report:

  1.            Index to Consolidated Financial Statements

The following Consolidated Financial Statements of @Road, Inc. and its subsidiaries are filed as part of this Annual Report on Form 10-K/A:

  2.            Consolidated Financial Statement Schedules

Page
Report of Independent Registered Public Accounting Firm	85
Schedule II—Valuation and Qualifying Accounts	86

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

10.56	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)
10.57	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)
10.58	Form of Notice of Stock Option Acceleration. (Incorporated herein by reference to our Report on Form 8-K filed on October 27, 2005.)
10.59	Lease Deed dated February 1, 2006, between Transpacific Business Service Private Limited and @Road Software India Private Limited.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (Previously filed. See page 86 of our Report on Form 10-K filed March 22, 2006.).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 22, 2006 (August 8, 2006 as to the effects of the material weakness relating to the income tax provision described in the fifth paragraph of Management’s Report on Internal Control Over Financial Reporting (as revised)) expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

As discussed in Note 17, the accompanying consolidated financial statements for 2005 have been restated.

/s/ Deloitte & Touche LLP

San Jose, California
March 22, 2006 (August 8, 2006 as to the effects of the restatement discussed in Note 17)

@ROAD, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004
	(As Restated)
	(See Note 17)
ASSETS
Current assets:
Cash and cash equivalents	$25,773	$14,494
Short-term investments	77,643	103,222
Accounts receivable (net of allowances of $376 and $1,066)	12,475	7,960
Inventories	6,087	3,593
Deferred product costs	16,187	11,104
Deferred tax assets	1,448	—
Prepaid expenses and other	2,566	1,542
Total current assets	142,179	141,915
Property and equipment, net	6,195	3,668
Deferred product costs	16,995	5,947
Deferred tax assets	39,843	—
Goodwill	13,341	—
Intangible assets, net	27,333	—
Other non-current assets	400	680
Total assets	$246,286	$152,210
LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,653	$5,666
Accrued liabilities	8,751	5,529
Deferred revenue and customer deposits	15,495	11,347
Derivative instrument	1,457	—
Total current liabilities	32,356	22,542
Deferred revenue	17,333	4,830
Deferred tax liabilities	323	—
Derivative instrument	1,457	—
Other long-term liabilities	461	2
Total liabilities	51,930	27,374
Commitments and contingencies (Note 13)
Preferred stock, $0.001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 78 in 2005 and none in 2004	8,184	—
Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 61,154 in 2005 and 54,805 in 2004	265,347	232,016
Notes receivable from stockholders	(7)	—
Accumulated other comprehensive loss	(78)	(179)
Accumulated deficit	(79,090)	(107,001)
Total stockholders’ equity	186,172	124,836
Total liabilities, redeemable preferred stock and stockholders’ equity	$246,286	$152,210

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2005	2004	2003
	(As Restated)
	(See Note 17)
Revenues:
Hosted	$79,945	$75,234	$63,363
Licensed	12,911	—	—
Total revenues	92,856	75,234	63,363
Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	39,657	34,825	35,516
Cost of licensed revenue (excluding intangibles amortization included below)	4,949	—	—
Intangibles amortization	3,487	28	455
In-process research and development	5,640	—	—
Impairment of intangible assets	2,270	—	—
Sales and marketing	21,398	12,336	11,433
Research and development	13,024	6,192	5,472
General and administrative	17,506	12,022	9,516
Terminated acquisition costs	—	2,138	—
Total costs and expenses	107,931	67,541	62,392
(Loss) income from operations	(15,075)	7,693	971
Other income, net:
Interest income	3,039	1,532	686
Interest expense	—	—	(11)
Change in derivative instrument liability	2,256	—	—
Other (expense) income, net	(103)	(4)	16
Total other income, net	5,192	1,528	691
Net (loss) income before income taxes	(9,883)	9,221	1,662
Benefit from income taxes	37,794	—	—
Net income	27,911	9,221	1,662
Preferred stock dividends	(436)	—	—
Net income attributable to common stockholders	27,475	$9,221	$1,662
Net income per share:
Basic	$0.46	$0.17	$0.03
Diluted	$0.45	$0.16	$0.03
Shares used in calculating net income per share:
Basic	59,928	54,296	49,978
Diluted	61,353	57,435	54,282

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(In thousands)

	Common Stock		Deferred Stock	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Stockholders’	Comprehensive
	Shares	Amount	Compensation	Stockholders	Loss	Deficit	Equity	Income
BALANCES, January 1, 2003	47,747	$170,610	$(491)	$(2,068)	$—	$(117,884)	$50,167
Net income						1,662	1,662	$1,662
Common stock issued through secondary public offering, net of issuance costs	4,000	51,889					51,889
Shares issued under employee stock purchase plan	563	1,484					1,484
Exercise of stock options	1,390	4,478					4,478
Collection of notes receivable from stockholders				1,981			1,981
Deferred stock compensation		5	(5)				—
Reversal of deferred stock compensation due to employee terminations		(25)	25				—
Amortization of deferred stock compensation			467				467
BALANCES, December 31, 2003	53,700	228,441	(4)	(87)	—	(116,222)	112,128
Net income						9,221	9,221	$9,221
Change in unrealized (loss) on short-term investments					(179)		(179)	(179)
Comprehensive income								$9,042
Shares issued under employee stock purchase plan	464	2,135					2,135
Exercise of stock options	641	1,440					1,440
Collection of notes receivable from stockholders				87			87
Amortization of deferred stock compensation			4				4
BALANCES, December 31, 2004	54,805	232,016	—	—	(179)	(107,001)	124,836
Net income (As Restated) (See Note 17)						27,911	27,911	$27,911
Change in unrealized gain on short-term investments					101		101	101
Comprehensive income (As Restated) (See Note 17)								$28,012
Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	24,228					24,228
Fully vested options issued upon acquisition of Vidus		531					531
Shares issued under employee stock purchase plan	580	1,678					1,678
Exercise of stock options	315	578					578
Issuance of note receivable from stockholder				(11)			(11)
Collection of note receivable from stockholder				4			4
Dividends on preferred stock		(436)					(436)
Excess tax benefit on the exercise of employee stock options (See “Note 15—Income Taxes”)		6,752					6,752
BALANCES, December 31, 2005 (As Restated) (See Note 17)	61,154	$265,347	$—	$(7)	$(78)	$(79,090)	$186,172

See notes to consolidated financial statements.

@ROAD, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
	(As Restated)
	(See Note 17)
Cash flows from operating activities:
Net income	$27,911	$9,221	$1,662
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,095	1,286	2,168
Excess tax benefit on the exercise of employee stock options	6,752	—	—
In-process research and development	5,640	—	—
Impairment of intangible assets	2,270	—	—
Change in derivative instrument liability	(2,256)	—	—
Provision for inventory valuation	365	214	1,375
Provision for product return costs	238	—	—
Loss on disposal of property and equipment	65	24	7
Write-off of deferred acquisition costs	—	1,095	—
Amortization of deferred stock compensation	—	4	467
Allowance (reduction) for doubtful accounts	(674)	(724)	(127)
Deferred taxes	(44,661)	—	—
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	(2,172)	(127)	425
Inventories	(2,859)	(1,382)	1,599
Deferred product costs	(16,369)	2,140	(4,331)
Prepaid expenses and other	(332)	(1,021)	(296)
Accounts payable	447	609	1,649
Accrued and other liabilities	1,533	33	1,438
Deferred revenue and customer deposits	12,381	(156)	3,418
Net cash (used in) provided by operating activities	(5,626)	11,216	9,454
Cash flows from investing activities:
Purchase of property and equipment	(4,178)	(2,652)	(1,519)
Proceeds from sale of property and equipment	—	—	2
Purchases of short-term investments	(127,367)	(161,836)	(2,000)
Proceeds from maturities of short-term investments	153,047	60,435	2,241
Acquisition of Vidus, net of cash acquired	(6,857)	—	—
Net cash provided by (used in) investing activities	14,645	(104,053)	(1,276)
Cash flows from financing activities:
Proceeds from sale of common stock	2,256	3,575	57,851
Proceeds from payments on note receivable issued to stockholders	4	87	1,981
Net cash provided by financing activities	2,260	3,662	59,832
Net increase (decrease) in cash and cash equivalents	11,279	(89,175)	68,010
Cash and cash equivalents:
Beginning of year	14,494	103,669	35,659
End of year	$25,773	$14,494	$103,669
Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$—	$11
Cash paid for income taxes	$55	$—	$—
Dividends accrued on preferred stock	$436	$—	$—
Change in unrealized gain (loss) on short-term investments, net of tax effects	$101	$(179)	$—
Reversal of deferred stock compensation	$—	$—	$25
Deferred stock compensation	$—	$—	$5
Non-cash investing and financing activities:
Issuance of common stock, preferred stock and options in connection with the acquisition of Vidus	$38,155	$—	$—

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

The impact of recognizing the fair value of option grants and stock grants under the Company’s employee stock purchase plan as an expense under SFAS 123, Share-Based Payment would have substantially reduced the Company’s operating results, as follows (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income as reported	$27,911	$9,221	$1,662
Add: stock-based employee compensation expense included in reported net income, net of tax effect	—	4	462
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(4,692)	(7,451)	(9,422)
Pro forma net income (loss)	23,219	1,774	(7,298)
Preferred stock dividends	436	—	—
Pro forma net income (loss) attributable to common stockholders	$22,783	$1,774	$(7,298)
Basic net income (loss) per share:
As reported	$0.46	$0.17	$0.03
Pro forma	$0.38	$0.03	$(0.15)
Diluted net income (loss) per share:
As reported	$0.45	$0.16	$0.03
Pro forma	$0.37	$0.03	$(0.15)

On October 27, 2005, the Company accelerated the vesting of 811,000 stock options with exercise prices ranging from $6.40 to $14.58, being priced above the closing stock price on such date. The Company recorded pro forma compensation expense of $5.0 million related to this acceleration. The Company accelerated vesting of these stock options to reduce the compensation expense associated with these options in future periods resulting from the adoption of SFAS No. 123 (revised 2004), Share-Based Payment.

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

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income attributable to common shareholders (numerator)	$27,475	$9,221	$1,662
Shares (denominator):
Basic
Weighted average common shares outstanding	59,928	54,299	50,140
Weighted average common shares outstanding subject to repurchase	—	(3)	(162)
Shares used in computation	59,928	54,296	49,978
Diluted
Dilution impact from option equivalent shares	1,416	3,134	3,932
Dilution impact from employee stock purchase plan	9	2	210
Add back weighted average common shares subject to repurchase	—	3	162
Shares used in computation	61,353	57,435	54,282
Net income per share:
Basic	$0.46	$0.17	$0.03
Diluted	$0.45	$0.16	$0.03

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

	Year Ended December 31,
	2005	2004
Revenue	$93,549	$82,089
Net income (loss)	$25,226	$(9,529)
Net income (loss) attributable to common stockholders	$24,721	$(10,192)
Net income (loss) per share (basic)	$0.41	$(0.16)
Net income (loss) per share (diluted)	$0.40	$(0.16)
Shares used in computing net income (loss) per share (basic)	60,645	59,750
Shares used in computing net income (loss) per share (diluted)	62,071	59,750

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

	As of December 31, 2005	As of February 18, 2005
Historical volatility	54%	88%
Expected remaining period	9 months	15 months
Valuation date market price of common stock	$ 5.23	$ 4.50
Risk-free interest rate	4.33%	3.07%
Discount rate	16.07%	14.87%

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

Voting

Each outstanding share of preferred stock is entitled to eleven (11) votes on all matters, voting with the shares of common stock as a class.

The following table illustrates the activity for each series of preferred stock through December 31, 2005 (in thousands):

	Series A-1	Series A-2	Series B-1	Series B-2	Total
Issued at fair value	$ 2,352	$ 4,424	$ 3,205	$ 2,937	$ 12,918
Reclass of bifurcated derivative instrument, at fair value at issuance	—	—	(2,719)	(2,451)	(5,170)
Amounts accrued for dividends for the twelve months ended December 31, 2005	131	249	28	28	436
Balance December 31, 2005	$ 2,483	$ 4,673	$ 514	$ 514	$ 8,184

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

The following table summarizes activity under our equity incentive plans (shares in thousands):

	Years Ended December 31,
	2005		2004		2003
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of period	8,416	$ 5.23	7,415	$ 5.29	7,869	$ 4.04
Granted	2,767	3.78	2,541	4.83	1,889	8.93
Assumed	146	0.95	—	—	—	—
Exercised	(315)	1.84	(641)	2.25	(1,390)	3.22
Canceled	(1,443)	5.55	(899)	6.70	(953)	5.19
Outstanding at end of period	9,571	4.81	8,416	5.23	7,415	5.29
Options exercisable at end of period	5,467	$ 5.50	3,790	$ 4.61	3,253	$ 3.86

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

Additional information regarding options outstanding as of December 31, 2005 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.07 - 1.63	841	4.21	$ 1.19	841	$ 1.19
1.97 - 2.00	860	5.65	2.00	860	2.00
2.07 - 3.02	934	9.09	2.78	115	2.16
3.40 - 3.69	1,611	7.86	3.54	607	3.61
3.85 - 4.36	1,672	8.97	4.07	222	4.13
4.48 - 5.20	1,297	7.30	4.91	645	4.99
5.30 - 6.38	273	7.09	5.90	94	5.90
6.40 - 9.00	992	6.36	7.69	992	7.69
9.90 - 14.58	1,091	6.81	11.56	1,091	11.56
	9,571	7.28	$ 4.81	5,467	$ 5.50

As of December 31, 2005, the closing price of the Company’s common stock was $5.23. The following table provides additional information regarding in-the-money and out-of-the-money options. In-the-money options are options with an exercise price lower than the $5.23 closing price. Out-of-the-money options are options with an exercise price greater than the $5.23 closing price.

	Options Exercisable		Options Unexercisable		Total Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-money	3,290	$ 2.83	3,925	$ 3.79	7,215	$ 3.35
Out-of-the-money	2,177	9.56	179	5.90	2,356	9.28
Total options outstanding	5,467	$ 5.50	4,104	$ 3.88	9,571	$ 4.81

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

Information about operations by reporting segment is as follows (in thousands):

	Year Ended December 31,
	2005			2004			2003
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated
Net revenue from external customers	$ 79,945	$ 12,911	$ 92,856	$ 75,234	$ —	$ 75,234	$ 63,363	—	$ 63,363
Cost of revenue	39,657	4,949	44,606	34,825	—	34,825	35,516	—	35,516
Intangibles amortization	—	3,487	3,487	28	—	28	455	—	455
Gross Margin	$ 40,288	$ 4,475	$ 44,763	$ 40,381	$ —	$ 40,381	$ 27,392	$ —	$ 27,392
Gross margin percentage	50%	35%	48%	54%	—	54%	43%	—	43%
Income (loss) before income taxes	$ 6,738	$ (16,621)	$ (9,883)	$ 9,221	—	$ 9,221	$ 1,662	—	$ 1,662
Benefit from income taxes	34,424	3,370	37,794	—		—	—	—	—
Net income (loss)	$ 41,162	$ (13,251)	$ 27,911	$ 9,221	—	$ 9,221	$ 1,662	—	$ 1,662
Depreciation	$ 2,035	$ 573	$ 2,608	$ 1,258	—	$ 1,258	$ 1,713	—	$ 1,713

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

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned. The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	December 31,
	2005	2004
Long-lived assets, net:
United States	$ 5,184	$ 4,092
United Kingdom	41,773	—
India	312	256
	$47,269	$ 4,348

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

Note 15. Income Taxes

The benefit from income taxes consists of the following (in thousands):

		Year Ended December 31,
		2005	2004	2003
Federal:	Current	$113	$—	$—
	Deferred	(30,813)	—	—
	Total federal	(30,700)	—	—
State:	Current	0	—	—
	Deferred	(3,800)	—	—
	Total state	(3,800)	—	—
Foreign:	Current	0	—	—
	Deferred	(3,294)	—	—
	Total foreign	(3,294)	—	—
Total benefit from income taxes		$(37,794)	$—	$—

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

The Company’s effective tax rate differs from the amount computed by applying the statutory federal income tax rate to net (loss) income before income taxes as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	1.3	0.7	21.3
Non-deductible stock compensation charges	0.2	(1.5)	(50.1)
Research and development credits	0.0	(1.8)	(16.2)
Other	(0.8)	(0.3)	2.1
Valuation allowance	364.2	(32.1)	7.9
Derivative	8.0	—	—
Rate differential on foreign losses	(25.5)	—	—
Effective tax rate	382.4%	—%	—%

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
	As Restated
Deferred Tax Assets
Net operating loss carry forwards	$39.359	$35,251
Credit carry forwards	3,297	4,577
Accruals and reserves recognized in different periods	4,808	3,410
Total gross deferred tax assets before valuation allowance	47,464	43,238
Valuation allowance	(303)	(43,238)
Deferred tax assets	47,161	—
Deferred Tax Liabilities
Acquired intangibles	(6,193)	—
Net deferred tax assets (liabilities) before unrealized losses	40,968	—
Unrealized losses (gains) on:
Securities available-for-sale	31	—
Valuation allowance	(31)	—
Net unrealized losses (gains)	—	—
Net deferred tax asset	$40,968	$—

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

At December 31, 2005, the Company had federal, state and foreign net operating loss (“NOL”) carryforwards of approximately $87.9 million, $53.7 million, and $19.2 million respectively. If not used, the federal NOL carryforwards will expire between 2018 and 2023 and the state NOL carryforwards will expire between 2006 and 2023. The foreign NOL carryforwards do not expire.

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

Note 17. Restatement of Financial Statements

In the course of preparing its federal income tax returns for 2005 during the quarter ended June 30, 2006, the Company determined that its audited consolidated financial statements for the year ended December 31, 2005 contained an error in the benefit from income taxes resulting from the improper treatment of interest income on government home loan securities as tax-exempt when it was in fact taxable. As such, the accompanying consolidated financial statements for the year ended December 31, 2005 have been restated from the amounts previously reported to correct for this error. The following is a summary of the significant effects of the restatement (in thousands, except per share data):

	As of December 31, 2005
Consolidated Balance Sheet Data:	As Previously Reported	As Restated	Change
Deferred tax assets (long-term)	$40,531	$39,843	$(688)
Total assets	246,974	246,286	(688)
Accumulated deficit	(78,402)	(79,090)	(688)
Total stockholders’ equity	186,860	186,172	(688)
Total liabilities, redeemable preferred stock and stockholders’ equity	$246,974	$246,286	$(688)

	For the Year Ended December 31, 2005
	As Previously Reported	As Restated	Change
Condensed Consolidated Statements of Operations Data:
Benefit from income taxes	$38,482	$37,794	$(688)
Net income	28,599	27,911	(688)
Net income attributable to common stockholders	28,163	27,475	(688)
Net income per share:
Basic	$0.47	$0.46	$(0.01)
Diluted	$0.46	$0.45	$(0.01)

We have also amended “Note 12─Segment Reporting” to the Consolidated Financial Statements to exclude deferred tax assets from the distribution of long-lived assets by geographic area. This amendment resulted in a decrease in the long-lived assets in the United States of $39,843 for the year ended December 31, 2005. There was no impact on the long-lived assets for the year ended December 31, 2004. In addition, we have amended “Note 1—Organization and Summary of Significant Accounting Policies” to the Consolidated Financial Statements to include an adjustment to correct for the deductibility of stock options granted to employees in the United Kingdom.

Note 18. Quarterly Financial Data (restated and unaudited) (in thousands except per share amounts)

Subsequent to December 31, 2005, the Company determined that its condensed consolidated financial statements contained errors resulting from the improper accounting for the common and redeemable preferred stock issued in connection with the Vidus acquisition. See “Note 8—Derivative Financial Instrument Liabilities” for further discussion. The Company also identified and restated to correct an error in the benefit for income taxes in the quarter ended September 30, 2005 related to the reversal of the valuation allowance. In the course of preparing its federal income tax returns for 2005 during the quarter ended June 30, 2006, the Company also determined that the December 31, 2005 benefit from income taxes contained an error. See “Note 17—Restatement of Financial Statements” for further discussion. Accordingly, the unaudited quarterly financial data for the periods ended December 31, 2005, September 30, 2005, June 30, 2005 and March 31, 2005 presented herein has been restated.

	Quarter Ended
2005	December 31,	September 30,	June 30,	March 31,
Condensed Consolidated Statements of Operations Data:
Total revenues	$27,269	$24,969	$20,626	$19,992
(Loss) income from operations	(903)	(1,467)	(4,707)	(7,998)
Net income (loss) before income taxes(1)	1,524	4,176	(7,464)	(8,119)
Benefit from income taxes(2)	777	33,822	3,195	—
Net income (loss)(1)(2)	2,301	37,998	(4,269)	(8,119)
Preferred stock dividends	(131)	(124)	(124)	(57)
Net income (loss) attributable to common stockholders(1)(2)	$2,170	$37,874	$(4,393)	$(8,176)
Net income (loss) per share:
Basic(1)	$0.04	$0.62	$(0.07)	$(0.14)
Diluted(1)	$0.03	$0.61	$(0.07)	$(0.14)
Shares used in calculating net income (loss) per share:
Basic	60,988	60,740	60,551	57,385
Diluted	63,121	62,133	60,551	57,385

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

(2)    The consolidated financial statements for the period ended December 31, 2005 have been restated to reflect the effect of the error resulting from the improper treatment of interest income on government home loan securities as tax-exempt when it was in fact taxable. See “Note 17—Restatement of Financial Statements” for further discussion.

	Quarter Ended
2004	December 31,	September 30,	June 30,	March 31,
Condensed Consolidated Statements of Operations Data:
Total revenues	$19,909	$19,102	$18,331	$17,892
Income from operations	1,583	2,510	750	2,850
Net income	2,155	2,930	1,066	3,110
Preferred stock dividends	—	—	—	—
Net income attributable to common stockholders	$2,155	$2,930	$1,066	$3,110
Net income per share:
Basic	$0.04	$0.05	$0.02	$0.06
Diluted	$0.04	$0.05	$0.02	$0.05
Shares used in calculating net income per share:
Basic	54,709	54,498	54,185	53,771
Diluted	57,124	56,199	57,414	58,298

The following is a summary of the significant effects of the restatements (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2005		September 30, 2005		June 30, 2005		March 31, 2005
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Condensed Consolidated Statements of Operations Data:
Total other income, net	$2,427	$2,427	$798	$5,643	$575	$(2,757)	$620	$(121)
Net income (loss) before income taxes	1,524	1,524	(669)	4,176	(4,132)	(7,464)	(7,378)	(8,119)
Benefit from income taxes	1,465	777	34,192	33,822	3,195	3,195	—	—
Net income (loss)	2,989	2,301	33,523	37,988	(937)	(4,269)	(7,378)	(8,119)
Net income (loss) attributable to common stockholders	$2,858	$2,170	$33,399	$37,874	$(1,061)	$(4,393)	$(7,435)	$(8,176)
Net income (loss) per share:
Basic	$0.05	$0.04	$0.55	$0.62	$(0.02)	$(0.07)	$(0.13)	$(0.14)
Diluted	$0.05	$0.03	$0.54	$0.61	$(0.02)	$(0.07)	$(0.13)	$(0.14)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of @Road, Inc.:

We have audited the consolidated financial statements of @Road, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005 and have issued our report thereon dated March 22, 2006 (August 8, 2006 as to the effects of the restatement discussed in Note 17). We have also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our report thereon dated March 22, 2006 (August 8, 2006 as to the effects of the material weakness relating to the income tax provision described in the fifth paragraph of Management’s Report on Internal Control Over Financial Reporting (as revised)) (which report on the effectiveness of the Company’s internal control over financial reporting expresses an adverse opinion because of material weaknesses); such reports are included elsewhere in this Annual Report on Form 10-K/A for the year ended December 31, 2005. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

Date: August 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report below.

	Signature	Title	Date

	/s/ KRISH PANU	Chairman of the Board of Directors, President and	August 9, 2006
	Krish Panu	Chief Executive Officer (Principal Executive Officer)

	/s/ MICHAEL MARTINI	Senior Vice President of Finance and Chief Financial	August 9, 2006
	Michael Martini	Officer (Principal Financial and Accounting Officer)

	*	Director	August 9, 2006
Kris Chellam

	*	Director	August 9, 2006
James Davis

	*	Director	August 9, 2006
Charles E. Levine

	*	Director	August 9, 2006
T. Peter Thomas

*By:	/s/ KRISH PANU
Krish Panu, Attorney-in-Fact

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

10.56	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)
10.57	Lease agreement between a subsidiary of Registrant and Riverdale Estates Limited, dated July 12, 2004. (Incorporated herein by reference to our Report on Form 10-Q filed on August 9, 2005.)
10.58	Form of Notice of Stock Option Acceleration. (Incorporated herein by reference to our Report on Form 8-K filed on October 27, 2005.)

10.59	Lease Deed dated February 1, 2006, between Transpacific Business Service Private Limited and @Road Software India Private Limited.
21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (Previously filed. See page 86 of our Report on Form 10-K filed March 22, 2006.).
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer.
32.2	Certification pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer.

†                     Certain information in this Exhibit has been omitted and filed separately with the SEC. Confidential treatment has been requested or granted with respect to the omitted portions.