Form 10-Q/A
period 2006-03-31
@ROAD, INC
filed 2006-08-09
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment #1)

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ending March 31, 2006, filed on May 9, 2006 (the “Original Filing”) in order to reflect amendments that were made to our Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 22, 2006, which changes are reflected in our Annual Report on Form 10-K/A filed on August 9, 2006 (the “Amended Annual Report”) and to correct for such corresponding errors in the amounts previously reported in our quarterly report on Form 10-Q for the quarter ending March 31, 2006. We restated our consolidated financial statements for the aforementioned periods and the related disclosures to include adjustments to correct for errors in the benefit for income taxes related to the treatment of interest received on investments in government home loan securities as tax-exempt when it was in fact taxable and the deductibility of stock options granted to employees in the United Kingdom. See “Note 1—Summary of Significant Accounting Policies, Restatements of Financial Statements” to the Condensed Consolidated Financial Statements for a more detailed description. We have also amended “Note 10— Segment Reporting” to the Condensed Consolidated Financial Statements to exclude deferred tax assets from the distribution of long-lived assets by geographic area.

This Quarterly Report on Form 10-Q/A amends and restates “Item 1. Financial Statements,” “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 4. “Controls and Procedures” of Part I of the Original Filing, as amended, solely as a result of, and to reflect, the restatement. Pursuant to the rules of the Securities and Exchange Commission ( the “SEC”), we have included currently-dated certifications from our principal executive officer and principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and our principal financial officer are attached to this Quarterly Report on Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the amended information described above, this Quarterly Report on Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing.

INDEX

PART I.	FINANCIAL INFORMATION	1
	Item 1. Financial Statements.	1
	Condensed Consolidated Balance Sheets as of March 31, 2006 (As Restated) and December 31, 2005 (As Restated).	1
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 (As Restated) and 2005 (As Restated).	2
	Condensed Consolidated Statements of Stockholders’ Equity for the three months ended March 31, 2006 (As Restated) and 2005 (As Restated) and the nine months ended December 31, 2005 (As Restated).	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 (As Restated) and 2005 (As Restated).	4
	Notes to Condensed Consolidated Financial Statements.	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21
	Item 3. Quantitative and Qualitative Disclosures About Market Risk.	40
	Item 4. Controls and Procedures.	41
PART II.	OTHER INFORMATION	43
	Item 1. Legal Proceedings.	43
	Item 1A. Risk Factors.	43
	Item 6. Exhibits.	43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

@Road, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (unaudited)

	March 31, 2006	December 31, 2005
	(As Restated)
	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$24,177	$25,773
Short-term investments	75,975	77,643
Accounts receivable, net	10,798	12,475
Inventories	10,341	6,087
Deferred product costs	17,468	16,187
Deferred tax assets	1,488	1,448
Prepaid expenses and other	1,691	2,566
Total current assets	141,938	142,179
Property and equipment, net	6,185	6,195
Deferred product costs	17,425	16,995
Deferred tax assets	39,905	39,843
Goodwill	13,341	13,341
Intangible assets, net	26,323	27,333
Other non-current assets	721	400

Total assets	$245,838	$246,286

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,501	$6,653
Accrued liabilities	7,492	8,751
Deferred revenue and customer deposits	14,451	15,495
Derivative instrument	4,065	1,457

Total current liabilities	35,509	32,356
Deferred revenue	17,188	17,333
Deferred tax liabilities	—	323
Derivative instrument	—	1,457
Other long-term liabilities	428	461
Total liabilities	53,125	51,930

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 78 at March 31, 2006 and December 31, 2005	8,308	8,184

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 61,233 at March 31, 2006 and 61,154 at December 31, 2005	266,346	265,347
Note receivable from stockholder	(6)	(7)
Accumulated other comprehensive loss	(99)	(78)
Accumulated deficit	(81,836)	(79,090)

Total stockholders’ equity	184,405	186,172

Total liabilities, redeemable preferred stock and stockholders’ equity	$245,838	$246,286

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data) (unaudited)

	Three Months Ended March 31,
	2006	2005
	As Restated (See Note 1)	As Restated (See Note 1)
Revenues:
Hosted	$20,963	$19,490
Licensed	3,782	502

Total revenues	24,745	19,992

Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	11,002	9,524
Cost of licensed revenue (excluding intangibles amortization included below)	1,230	700
Intangibles amortization	1,010	457
Sales and marketing	5,918	4,647
Research and development	3,669	2,575
General and administrative	4,942	4,447
In-process research and development	—	5,640

Total costs and expenses	27,771	27,990

Loss from operations	(3,026)	(7,998)

Other expense, net:
Interest income, net	1,036	618
Change in derivative instrument liability	(1,151)	(741)
Other expense, net	(17)	2

Total other expense, net	(132)	(121)

Net loss before income taxes	(3,158)	(8,119)
Benefit from income taxes	412	—
Net loss	(2,746)	(8,119)
Preferred stock dividends	(124)	(57)

Net loss attributable to common stockholders	$(2,870)	$(8,176)

Net loss per share:
Basic	$(0.05)	$(0.14)

Diluted	$(0.05)	$(0.14)

Shares used in calculating net loss per share:
Basic	61,198	57,385

Diluted	61,198	57,385

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2006 and 2005 (As Restated)

and the Nine Months Ended December 31, 2005 (As Restated) (See Note 1)

(In thousands) (unaudited)

	Common Stock		Note Receivable From Stockholder	Accumulated Other Comprehensive Loss	Accumulated Deficit	Stockholders’ Equity	Total Comprehensive Income (Loss)
	Shares	Amount
BALANCES, January 1, 2005	54,805	$232,016	$—	$(179)	$(107,001)	$124,836
Net loss (As Restated) (See Note 1)					(8,119)	(8,119)	$(8,119)
Change in unrealized gain on short-term investments				31		31	31

Comprehensive loss							$(8,088)

Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	24,228				24,228
Fully vested options issued upon acquisition of Vidus		531				531
Exercise of stock options	50	172				172
Issuance of note receivable to stockholder			(11)			(11)
Collection of note receivable from stockholder			1			1
Dividends on preferred stock		(57)				(57)

BALANCES, March 31, 2005 (As Restated) (See Note 1)	60,309	256,890	(10)	(148)	(115,120)	141,612
Net income (As Restated) (See Note 1)					36,030	36,030	$36,030
Change in unrealized loss on short-term investments				70		70	70

Comprehensive income							$36,100

Shares issued under employee stock purchase plan	580	1,678				1,678
Exercise of stock options	265	406				406
Collection of note receivable from stockholder			3			3
Dividends on redeemable preferred stock		(379)				(379)
Tax benefit on the exercise of employee stock options		6,752				6,752

BALANCES, December 31, 2005	61,154	265,347	(7)	(78)	(79,090)	186,172
Net loss (As Restated) (See Note 1)					(2,746)	(2,746)	$(2,746)
Change in unrealized loss on short-term investments				(21)		(21)	(21)

Comprehensive loss (As Restated) (See Note 1)							$(2,767)

Exercise of stock options	79	194				194
Stock-based compensation		929				929
Collection of note receivable from stockholder			1			1
Dividends on redeemable preferred stock		(124)				(124)

BALANCES, March 31, 2006 (As Restated) (See Note 1)	61,233	$266,346	$(6)	$(99)	$(81,836)	$184,405

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (unaudited)

	Three Months Ended March 31,
	2006	2005
	As Restated (See Note 1)	As Restated (See Note 1)
Cash flows from operating activities:
Net loss	$(2,746)	$(8,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,804	999
Change in derivative instrument liability	1,151	741
Stock-based compensation	929	—
Provision for doubtful accounts and sales returns	32	201
Provision for inventory reserves	22	25
Loss on disposal of property and equipment	11	33
In-process research and development	—	5,640
Deferred taxes	(412)	—
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	1,680	1,230
Inventories	(4,276)	(134)
Deferred product costs	(1,746)	(1,270)
Prepaid expenses and other	554	93
Accounts payable	2,848	379
Accrued and other liabilities	(1,305)	(391)
Deferred revenue and customer deposits	(1,189)	(499)

Net cash used in operating activities	(2,643)	(1,072)

Cash flows from investing activities:
Purchase of property and equipment	(795)	(848)
Purchase of short-term investments	(16,580)	(35,132)
Proceeds from the sale of short-term investments	18,227	63,372
Acquisition of Vidus, net of cash acquired	—	(5,229)

Net cash provided by investing activities	852	22,163

Cash flows from financing activities:
Proceeds from sale of common stock	194	172
Proceeds from payments on notes receivable issued to stockholders	1	1
Net cash provided by financing activities	195	173

Net (decrease) increase in cash and cash equivalents	(1,596)	21,264
Cash and cash equivalents:
Beginning of period	25,773	14,494
End of period	$24,177	$35,758

Supplemental disclosure of cash flow information:
Dividends accrued on redeemable preferred stock	$124	$57
Change in unrealized loss on short-term investments, net of tax effects	$(21)	$31
Cash paid for income taxes	$20	$30
Non-cash investing and financing activities:
Issuance of common stock, preferred stock and options in connection with the acquisition of Vidus	$—	$38,155

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

	For the Three Months Ended March 31, 2006
	As Previously Reported	As Restated	Change
Change in derivative instrument liability	$—	$(741)	$(741)
Total other income (expense), net	620	(121)	(741)
Net loss before taxes	(7,378)	(8,119)	(741)
Net loss	(7,378)	(8,119)	(741)
Net loss attributable to common stockholders	$(7,435)	$(8,176)	$(741)

Net loss per share:
Basic	$(0.13)	$(0.14)	$(0.01)
Diluted	$(0.13)	$(0.14)	$(0.01)

In addition, in the course of preparing its federal income tax returns for 2005 during the quarter ended June 30, 2006, the Company determined that its unaudited condensed consolidated financial statements for the period ended March 31, 2006 contained an error resulting from the improper treatment of interest income on government home loan securities as tax-exempt when it was in fact taxable. The Company has also restated its condensed consolidated financial statements for the period ended March 31, 2006 for the deductibility of stock options granted to employees in the United Kingdom. The following is a summary of the significant effects of the restatements on the condensed consolidated financial statements as of and for the three months ended March 31, 2006 (in thousands, except per share data):

	As of March 31, 2006
	As Previously Reported	As Restated	Change
Deferred tax assets (long-term)	$40,771	$39,905	$(866)
Total assets	246,704	245,838	(866)
Accumulated deficit	(80,970)	(81,836)	(866)
Total stockholders’ equity	185,271	184,405	(866)
Total liabilities, redeemable preferred stock and stockholders’ equity	$246,704	$245,838	$(866)

	For the Three Months Ended March 31, 2006
	As Previously Reported	As Restated	Change
Benefit from income taxes	$590	$412	$(178)
Net loss	(2,568)	(2,746)	(178)
Net loss attributable to common stockholders	(2,692)	(2,870)	(178)
Net loss per share:
Basic	$(0.04)	$(0.05)	$(0.01)
Diluted	$(0.04)	$(0.05)	$(0.01)

The Company has also amended “Note 10 - Segment Reporting” to the Condensed Consolidated Financial Statements to exclude deferred tax assets from the distribution of long-lived assets by geographic area.  The amendment resulted in a decrease in the long-lived assets in the United States and the United Kingdom of $40.2 million and $611,000, respectively.

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

In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments (except for the adjustments to restate these financial statements for the three months ended March 31, 2005 discussed above) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto in its Annual Report on Form 10-K/A for the year ended December 31, 2005, dated August 9, 2006 and filed with the SEC.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the consolidated statement of operations. SFAS 123R also requires additional accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan. The adoption of SFAS 123R on January 1, 2006, had a material impact on the Company’s consolidated results of operations and financial position. See “Note 9 — Employee Benefit Plans” for additional disclosure related to FAS 123R.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005

Net loss attributable to common stockholders (numerator)	$(2,870)	$(8,176)
Shares (denominator):
Basic
Weighted average common shares outstanding	61,198	57,385
Weighted average common shares outstanding subject to repurchase	—	—

Shares used in computation	61,198	57,385
Diluted
Dilution impact from option equivalent shares	—	—
Dilution impact from employee stock purchase plan	—	—
Add back weighted average common shares subject to repurchase	—	—

Shares used in computation	61,198	57,385

Net loss per share
Basic	$(0.05)	$(0.14)
Diluted	$(0.05)	$(0.14)

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

Note 3 — Business Combinations, Goodwill and Intangible Assets

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

The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows:

Three months ended March 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$800
Employee stock purchase plan	130
Amounts capitalized as inventory	(1)
Total stock-based compensation	$929

Tax effect on stock-based compensation	$205
Net effect on net loss	$724

Effect on earnings per share:
Basic	$0.01
Diluted	$0.01

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

Three Months Ended March 31,
2005
Net loss as reported	$(8,119)
Add: stock-based employee compensation expense included in reported net loss, net of tax effect	—
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(2,578)

Pro forma net loss income	(10,697)
Preferred stock dividends	(57)

Pro forma net loss attributable to common stockholders	$(10,754)

Basic net loss per share:
As reported	$(0.14)

Pro forma	$(0.19)

Diluted net loss per share:
As reported	$(0.14)

Pro forma	$(0.19)

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

Information about operations by reporting segment is as follows (in thousands):

	Three Months Ended March 31,
	2006			2005
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated
Net revenue from external customers	$20,963	$3,782	$24,745	$19,490	$502	$19,992
Cost of revenue	11,002	1,230	12,232	9,524	700	10,224
Intangibles amortization	—	1,010	1,010	—	457	457

Gross Margin	$9,961	$1,542	$11,503	$9,966	$(655)	$9,311

Gross margin percentage	48%	41%	46%	51%	(130%)	47%

Loss before income taxes	$(951)	$(2,207)	$(3,158)	$(364)	$(7,755)	$(8,119)
(Provision for) benefit from income taxes	(590)	1,002	412	—	—	—

Net loss	$(1,541)	$(1,205)	$(2,746)	$(364)	$(7,755)	$(8,119)

Depreciation	$605	$189	$794	$484	$58	$542

Revenues are attributed to countries based on the location of the customer.  The distribution of revenue by geographic area was summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Revenue from Unaffiliated Customers:
United States and Canada	$20,963	$19,490
Europe	3,782	502

	$24,745	$19,992

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned.

The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	March 31,	December 31,
	2006	2005
Long-Lived Assets, Net:
United States	$5,197	$5,184
United Kingdom	40,718	41,773
India	655	312

	$46,570	$47,269

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q/A, in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and in our other filings with the SEC. Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q/A are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect our operating results and could cause our actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by us or on our behalf and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Quarterly Report on Form 10-Q/A under the “Factors that Could Affect Future Results,” section below, elsewhere in this Quarterly Report on form 10-Q/A and in our other filings with the SEC.

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

In addition, in the course of preparing our federal income tax returns for 2005 during the quarter ended June 30, 2006, we determined that our unaudited condensed consolidated financial statements for the period ended March 31, 2006 contained an error resulting from the improper treatment of interest income on government home loan securities as tax-exempt when it was in fact taxable. The Company has also restated its condensed consolidated financial statements for the period ended March 31, 2006, for the deductibility of stock options granted to employees in the United Kingdom.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to these restatements as described in “Note 1 — Summary of Significant Accounting Policies, Restatement of Financial Statements” to the condensed consolidated financial statements.

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

Deferred Tax Assets

We have substantial deferred tax assets that relate to prior periods’ losses, primarily in the United States and the United Kingdom. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In both jurisdictions, we have concluded that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by Statement of Financial Account Standards No. 109, Accounting for Income Taxes. This evaluation of whether it is more likely than not that such deferred tax assets will be realized must be continuously evaluated due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our consolidated statement of operations. At March 31, 2006, we maintained an allowance on certain state net operating losses and state tax credits based on our assessment that it is more likely than not that the deferred tax asset related to these items will not be realized. The deferred tax asset, net of a valuation allowance of $342,000, totaled $47.6 million as of March 31, 2006 and was partially offset by deferred tax liabilities of $6.2 million.

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

On October 27, 2005, we accelerated the vesting of 811,110 stock options with exercise prices ranging from $6.40 to $14.58, being priced above the closing stock price on such date.  We recorded pro forma compensation expense related to this acceleration of $5.0 million for the three months ended December 31, 2005. The accelerated vesting of these stock options is expected to reduce the compensation expense associated with these options in future periods resulting from the adoption of SFAS 123R.

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

Benefit from income taxes

	Three Months Ended March 31,
	2006	Percent Change	2005

Benefit from income taxes	$412	100%	$—
As a percentage of total revenues	2%		0%

The benefit from income taxes for the three months ended March 31, 2006 was calculated using an annual projected effective yearly tax rate of approximately 13%. For the three months ended March 31, 2006, we have recorded a benefit for income taxes principally due to current period losses. No benefit from income taxes was provided during the three months ended March 31, 2005 as we maintained a full valuation allowance.

We currently believe that our fiscal 2006 effective tax rate will be approximately 13% percent. This effective tax rate differs from the statutory rate of 35% primarily due to the projected effects of non-deductible stock compensation of 9%, non-deductible changes in the value of the derivative embedded in the preferred stock issued in connection with the Vidus acquisition of 7%, and the tax rate differential on foreign losses of 6%. It is based on the projected mix of full-year income in each tax jurisdiction in which we operate and the related income tax expense in each jurisdiction. Actual results could vary from those projected. The tax expenses or benefits for significant unusual items or tax exposure items are treated as discrete items in the interim period in which the events occur.

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

LIQUIDITY AND CAPITAL RESOURCES

	Three Months Ended March 31,
	2006	Percent Change	2005

Net loss	$(2,746)	66%	$(8,119)
Non-cash charges	3,537	(53)%	7,639
Change in working capital assets and liabilities	(3,434)	(480)%	(592)
Net cash used in operating activities	(2,643)	(147)%	(1,072)
Net cash provided by investing activities	852	96%	22,163
Net cash provided by financing activities	195	(13)%	173
Net (decrease) increase in cash and cash equivalents	$(1,596)	108%	$21,264

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the consolidated statement of operations. SFAS 123R also requires additional accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. The adoption of SFAS 123R on January 1, 2006, had a material impact on our consolidated results of operations and financial position. See “Note 9 – Stock Based Compensation” to the Condensed Consolidated Financial Statements for additional disclosure related to FAS 123R.

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

FACTORS THAT COULD AFFECT FUTURE RESULTS

In addition to the other information contained in this Quarterly Report on Form 10-Q/A, the following factors should be carefully considered in evaluating our business and prospects. The risks and uncertainties described below are intended to be ones that are specific to us or our industry and that we deem material, but they are not the only ones that we face.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures for financial reporting. As part of our first quarter 2005 and fourth quarter 2005 closing processes and assessments of internal control over our financial reporting, we identified two internal control deficiencies that constituted material weaknesses. The first material weakness concerned our interpretation and implementation of various complex accounting principles in the area of non-recurring transactions, and the second concerned our calculation and timely review of the annual tax provision for 2005. These material weaknesses were not fully remediated as of March 31, 2006. Please see Item 4 “Controls and Procedures” of this Quarterly Report on Form 10-Q/A and Item 9A “Controls and Procedures” in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2005 for additional information. There can be no assurance that there will not be other significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, we expect the evaluation process and any required remediation, if applicable, will increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

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

We have only recently become profitable and may not sustain or increase profitability in the future. As of March 31, 2006, we had an accumulated deficit of approximately $81.8 million. To sustain profitability, we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may be unprofitable.

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

We previously described two material weaknesses in our internal control over financial reporting (as such phrase is defined in Rule 13a-15(f) under the Exchange Act) in Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005. Public Company Accounting Oversight Board Auditing Standard No. 2 describes a material weakness as a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, we described the remediation plan that we commenced implementing prior to December 31, 2005 to help address the previously reported material weakness relating to non-recurring transactions. As of December 31, 2005, we had not fully remediated the material weakness related to the accounting for non-recurring transactions. During the second quarter of 2005, we commenced implementation of a remediation plan to supplement our existing processes to (a) identify internally such transactions occurring during a reporting period and (b) assess the accounting treatment to be used in connection with those transactions. These supplemental elements include (i) additional internal reviews of the underlying transactions and related accounting conclusions and (ii) the use of external consulting expertise to provide additional advice relating to our accounting interpretations. The phrase “external consulting expertise” means that the Company would engage the services of an independent registered public accounting firm or third party with appropriate accounting knowledge and expertise.

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

Following March 31, 2006 and prior to the filing of this Quarterly Report on Form 10-Q/A, we implemented policies and procedures for the determination, review and documentation of income tax provision calculations and related disclosures to address our previously reported material weakness.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this Quarterly Report on Form 10-Q/A. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Based on our evaluation of these matters, we believe that these matters will not have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

Except as set forth below, during the three months ended March 31, 2006, there were no material changes to the descriptions of the risk factors associated with our business previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K/A filed with the SEC on August 9, 2006 which is incorporated herein by reference.

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

Date: August 9, 2006

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.