Form 10-Q
period 2006-06-30
@ROAD, INC
filed 2006-08-09
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes  ☐    No    ☒

As of August 1, 2006 there were 61,705,410 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

@Road, Inc.

Condensed Consolidated Balance Sheets
(In thousands, except per share data) (unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$10,130	$25,773
Short-term investments	81,064	77,643
Accounts receivable, net	12,536	12,475
Inventories	12,654	6,087
Deferred product costs	15,559	16,187
Deferred tax assets	1,490	1,448
Prepaid expenses and other	2,320	2,566
Total current assets	135,753	142,179
Property and equipment, net	6,643	6,195
Deferred product costs	21,631	16,995
Deferred tax assets	40,436	39,843
Goodwill	13,341	13,341
Intangible assets, net	25,313	27,333
Other non-current assets	664	400

Total assets	$243,781	$246,286

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,881	$6,653
Accrued liabilities	7,900	8,751
Deferred revenue and customer deposits	17,096	15,495
Derivative instrument	3,930	1,457

Total current liabilities	34,807	32,356
Deferred revenue	16,646	17,333
Deferred tax liabilities	—	323
Derivative instrument	—	1,457
Other long-term liabilities	411	461
Total liabilities	51,864	51,930

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 78 at June 30, 2006 and December 31, 2005	8,434	8,184

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 61,688 at June 30, 2006 and 61,154 at December 31, 2005	268,922	265,347
Note receivable from stockholder	(5)	(7)
Accumulated other comprehensive loss	(102)	(78)
Accumulated deficit	(85,332)	(79,090)

Total stockholders’ equity	183,483	186,172

Total liabilities, redeemable preferred stock and stockholders’ equity	$243,781	$246,286

See notes to condensed consolidated financial statements.

@Road, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		As Restated		As Restated
		(See Note 1)		(See Note 1)
Revenues:
Hosted	$19,642	$19,685	$40,605	$39,175
Licensed	3,559	941	7,341	1,443

Total revenues	23,201	20,626	47,946	40,618

Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	11,345	9,227	22,347	18,751
Cost of licensed revenue (excluding intangibles amortization included below)	1,127	1,473	2,357	2,173
Intangibles amortization	1,010	1,010	2,020	1,467
Sales and marketing	5,506	5,832	11,424	10,479
Research and development	4,210	3,849	7,879	6,424
General and administrative	5,028	3,942	9,970	8,389
In-process research and development	—	—	—	5,640

Total costs and expenses	28,226	25,333	55,997	53,323

Loss from operations	(5,025)	(4,707)	(8,051)	(12,705)

Other income (expense), net:
Interest income, net	1,077	729	2,113	1,347
Change in derivative instrument liability	135	(3,332)	(1,016)	(4,073)
Other expense, net	(5)	(154)	(22)	(152)

Total other income (expense), net	1,207	(2,757)	1,075	(2,878)

Net loss before income taxes	(3,818)	(7,464)	(6,976)	(15,583)
Benefit from income taxes	322	3,195	734	3,195
Net loss	(3,496)	(4,269)	(6,242)	(12,388)
Preferred stock dividends	(126)	(124)	(250)	(181)

Net loss attributable to common stockholders	$(3,622)	$(4,393)	$(6,492)	$(12,569)

Net loss per share:
Basic	$(0.06)	$(0.07)	$(0.11)	$(0.21)

Diluted	$(0.06)	$(0.07)	$(0.11)	$(0.21)

Shares used in calculating net loss per share:
Basic	61,527	60,551	61,363	58,977

Diluted	61,527	60,551	61,363	58,977

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2006, December 31, 2005 (As Restated)

and June 30, 2005 (As Restated)

(In thousands) (unaudited)

	Common Stock		Note Receivable From	Accumulated Other Comprehensive	Accumulated	Stockholders’	Total Comprehensive
	Shares	Amount	Stockholder	Loss	Deficit	Equity	Income (Loss)
BALANCES, January 1, 2005	54,805	$232,016	$—	$(179)	$(107,001)	$124,836
Net loss (As Restated) (See Note 1)					(12,388)	(12,388)	$(12,388)
Change in unrealized loss on short-term investments				98		98	98

Comprehensive loss							$(12,290)

Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	24,228				24,228
Fully vested options issued upon acquisition of Vidus		531				531
Shares issued under employee stock purchase plan	295	849				849
Exercise of stock options	142	280				280
Issuance of note receivable to stockholder			(11)			(11)
Collection of note receivable from stockholder			3			3
Dividends on redeemable preferred stock		(181)				(181)

BALANCES, June 30, 2005 (As Restated) (See Note 1)	60,696	257,723	(8)	(81)	(119,389)	138,245
Net income (As Restated) (See Note 1)					40,299	40,299	$40,299
Change in unrealized loss on short-term investments				3		3	3

Comprehensive income (As Restated) (See Note 1)							$40,302

Shares issued under employee stock purchase plan	285	829				829
Exercise of stock options	173	298				298
Collection of note receivable from stockholder			1			1
Dividends on redeemable preferred stock		(255)				(255)
Tax benefit on the exercise of employee stock options		6,752				6,752

BALANCES, December 31, 2005	61,154	265,347	(7)	(78)	(79,090)	186,172
Net loss					(6,242)	(6,242)	$(6,242)
Change in unrealized loss on short-term investments				(24)		(24)	(24)

Comprehensive loss							$(6,266)

Shares issued under employee stock purchase plan	314	941				941
Exercise of stock options	220	570				570
Stock-based compensation		2,124				2,124
Collection of note receivable from stockholder			2			2
Dividends on redeemable preferred stock		(250)				(250)
Excess tax benefit on the exercise of employee stock options		190				190

BALANCES, June 30, 2006	61,688	$268,922	$(5)	$(102)	$(85,332)	$183,483

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (unaudited)

	Six Months Ended June 30,
	2006	2005
		As Restated
Cash flows from operating activities:		(See Note 1)
Net loss	$(6,242)	$(12,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,631	2,615
Stock-based compensation	2,124	—
Change in derivative instrument liability	1,016	4,073
Provision for doubtful accounts and sales returns	455	(46)
Loss on disposal of property and equipment	76	48
Provision for inventory reserves	56	138
In-process research and development	—	5,640
Deferred taxes	(924)	(3,195)
Change in assets and liabilities, net of effect of acquisition:
Accounts receivable	(516)	1,746
Inventories	(6,605)	(3,782)
Deferred product costs	(4,026)	(6,208)
Prepaid expenses and other	(18)	254
Accounts payable	(772)	6,107
Accrued and other liabilities	(1,008)	(1,198)
Deferred revenue and customer deposits	914	2,315

Net cash used in operating activities	(11,839)	(3,881)

Cash flows from investing activities:
Purchase of property and equipment	(2,062)	(1,671)
Purchase of short-term investments	(38,218)	(54,235)
Proceeds from the sale of short-term investments	34,773	94,246
Acquisition of Vidus, net of cash acquired	—	(5,211)

Net cash (used in) provided by investing activities	(5,507)	33,129

Cash flows from financing activities:
Proceeds from sale of common stock	1,511	1,129
Proceeds from payment on note receivable issued to stockholder	2	3
Excess tax benefit on the exercise of employee stock options	190	—
Net cash provided by financing activities	1,703	1,132

Net (decrease) increase in cash and cash equivalents	(15,643)	30,380
Cash and cash equivalents:
Beginning of period	25,773	14,494
End of period	$10,130	$44,874

Supplemental disclosure of cash flow information:
Dividends accrued on redeemable preferred stock	$250	$181
Change in unrealized loss on short-term investments, net of tax effects	$24	$98
Cash paid for income taxes	$80	$30
Non-cash investing and financing activities:
Issuance of common stock, redeemable preferred stock and options in connection with the acquisition of Vidus	$—	$38,155

See notes to condensed consolidated financial statements.

@Road, Inc.
Notes To Condensed Consolidated Financial Statements
(unaudited)

Note 1 —Summary of Significant Accounting Policies

Restatement of Financial Statements

Subsequent to December 31, 2005, the Company determined that its unaudited quarterly condensed consolidated financial statements for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 contained errors resulting from the improper accounting for the common and redeemable preferred stock issued in connection with the Company’s acquisition of Vidus Limited (“Vidus”) which was completed on February 18, 2005. See “Note 6—Derivative Financial Instrument Liabilities” for further discussion.

The impact on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2005 was an increase in net loss of $3.3 million and $4.1 million, respectively. As a result, the accompanying condensed consolidated financial statements for the three and six months ended June 30, 2005 have been restated from the previously reported results to correct this error. The following is a summary of the significant effects of the restatement (in thousands, except per share data):

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	As Previously Reported	As Restated	Change	As Previously Reported	As Restated	Change
Change in derivative instrument liability	$—	$(3,332)	$(3,332)	$—	$(4,073)	$(4,073)
Total other income (expense), net	575	(2,757)	(3,332)	1,195	(2,878)	(4,073)
Net loss before income taxes	(4,132)	(7,464)	(3,332)	(11,510)	(15,583)	(4,073)
Net loss	(937)	(4,269)	(3,332)	(8,315)	(12,388)	(4,073)
Net loss attributable to common stockholders	$(1,061)	$(4,393)	$(3,332)	$(8,496)	$(12,569)	$(4,073)

Net loss per share:
Basic	$(0.02)	$(0.07)	$(0.05)	$(0.14)	$(0.21)	$(0.07)
Diluted	$(0.02)	$(0.07)	$(0.05)	$(0.14)	$(0.21)	$(0.07)

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

In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments (except for the adjustments to restate the financial statements for the three and six months ended June 30, 2005 discussed above) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto in its Annual Report on Form 10-K/A for the year ended December 31, 2005, dated August 9, 2006 and filed with the SEC.

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

Certain Significant Risks and Uncertainties

The Company participates in a dynamic high-technology industry and believes that adverse changes in any of the following areas could have a material adverse effect on its future financial position, results of operations or cash flows: the ability of the Company to integrate @Road, Ltd. (formerly Vidus) operations successfully; the ability of the Company to accelerate or continue to grow as a result of its investment initiatives; the ability of the Company and its alliances to market, sell and support the Company solutions; the timing of purchasing and implementation decisions by prospects and customers; competition; the dependence of the Company on mobile data systems technology, wireless networks, network infrastructure and positioning systems owned and controlled by others; advances and trends in new technologies and industry standards; market acceptance of the Company’s existing or new solutions; development of sales channels; changes in third-party manufacturers, key suppliers, certain strategic or customer relationships; litigation or claims against the Company based on intellectual property, product, regulatory or other factors; and the Company’s ability to attract and retain employees necessary to support its growth.

Motorola is the sole supplier of microcontrollers and certain modems used in the Company’s products. Micronet is the sole supplier of our Internet Data TerminalTM (“iDT”) device. Everex is the sole supplier of our Internet Location Manager—WiFi (“iLM®-W”) device. The Company expects to rely on these suppliers as the sole source for these components and devices for the next several years.

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

The Company’s revenues are comprised of hosted revenue and licensed revenue. Hosted revenue is derived from monthly fees for the Company’s Field Force Management (“FFM”) and Field Asset Management (“FAM”) solutions and monthly or upfront fees for in-vehicle hardware devices enabling a mobile resource to utilize these FFM or FAM solutions. Licensed revenue is comprised of license fees, installation, training and related post-contract customer support (“PCS”) services fees relating to the Company’s Field Service Management (“FSM”) TaskforceTM software solution.

Monthly fees for the Company’s hosted solutions are recognized ratably over the contract period, which commences (a) upon installation of the Company’s proprietary hardware devices in customers’ mobile worker vehicles, or (b) upon the creation of subscription licenses and a subscriber account on its website where subscribers have elected to use an @ Road solution with a mobile telephone. Upfront fees for the Company’s hosted solution primarily consist of amounts for the in-vehicle enabling hardware device and peripherals, if any. The Company defers upfront fees at installation and recognizes them ratably over the minimum service contract period, generally one to five years. Product costs are also deferred and amortized over such period. Renewal rates for the Company’s hosted solutions are not considered priced at a bargain in comparison to the upfront fees (as described in Staff Accounting Bulletin No. 104, Revenue Recognition). If the Company cannot objectively determine the fair value of any undelivered element included in hosted arrangements, it defers revenue until all elements are delivered, all services have been performed or fair value can objectively be determined.

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

The Company derives PCS fees from PCS agreements, which are generally initially purchased at the same time as a license for its Taskforce product. PCS can include telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. PCS agreements may generally be renewed on an annual basis. The Company recognizes revenue for PCS, based on vendor specific objective evidence (“VSOE”) of fair value, ratably over the term of the PCS period. It generally determines VSOE of PCS based on the stated fees for PCS renewal set forth in the original license agreement. If the Company is unable to establish VSOE of fair value, it recognizes all fees ratably over the term of the PCS, when the only remaining undelivered element is PCS.

For arrangements with multiple elements, such as licenses, customization services and PCS services, the Company allocates revenue to each element based upon its fair value as determined by VSOE. VSOE for each element is based on normal pricing and discounting practices when the element is sold separately. VSOE for PCS services is measured by the stated renewal rate. If the Company cannot objectively determine the fair value of any undelivered element included in license arrangements, it defers revenue until the earliest of either: (a) all elements are delivered, (b) all services have been performed or only PCS services remain to be delivered, or (c) fair value can objectively be determined. When the fair value of a delivered element has not been established, the Company uses the residual method to record license revenue if the fair value of all undelivered elements is determinable. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the fee is allocated to the delivered elements and is recognized as revenue, assuming all other criteria have been met.

Pursuant to Emerging Issues Taskforce Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), the Company elected to present taxes collected from customers and remitted to governmental authorities net in its financial statements consistent with the Company’s historical presentation of this information.

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources.  Accumulated other comprehensive loss was comprised of unrealized losses of $102,000 and $78,000 on short-term investments at June 30, 2006 and December 31, 2005, respectively.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), certain derivatives embedded in our Series B preferred stock are bifurcated and accounted for separately. The original host instruments were initially reported, at fair value, as Preferred Stock and the embedded derivatives were initially reported, at fair value, as liabilities. Because these derivatives do not qualify as hedging instruments, changes in fair values of such derivatives are reported as charges or credits to income.

Major Customers

For the three and six months ended June 30, 2006 AT&T Inc. represented 16% and 15%, respectively, of total revenues. For the three and six months ended June 30, 2005, Verizon accounted for 15% and 16% of total revenues, respectively. During the three and six months ended June 30, 2006 and 2005, no other customer represented 10% or more of total revenues.

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the condensed consolidated statement of operations. SFAS 123R also requires additional accounting for the tax benefit on employee stock options and for stock issued under the Company’s employee stock purchase plan. The adoption of SFAS 123R on January 1, 2006, had a material impact on the Company’s results of operations and financial position. See “Note 9 — Employee Benefit Plans” for additional disclosure related to SFAS 123R.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of the FSP did not have a material impact on the Company’s condensed consolidated statement of operations and financial condition.

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

In July 2005, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. The Company has not yet completed its evaluation of the impact that adoption of FIN 48 will have on the Company’s condensed consolidated statement of operations and financial condition.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss attributable to common stockholders (numerator)	$(3,622)	$(4,393)	$(6,492)	$(12,569)
Shares (denominator):
Basic
Weighted average common shares outstanding	61,527	60,551	61,363	58,977
Weighted average common shares outstanding subject to repurchase	—	—	—	—

Shares used in computation	61,527	60,551	61,363	58,977
Diluted
Dilution impact from option equivalent shares	—	—	—	—
Dilution impact from employee stock purchase plan	—	—	—	—
Add back weighted average common shares subject to repurchase	—	—	—	—

Shares used in computation	61,527	60,551	61,363	58,977

Net loss per share
Basic	$(0.06)	$(0.07)	$(0.11)	$(0.21)
Diluted	$(0.06)	$(0.07)	$(0.11)	$(0.21)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Outstanding options	3,730	7,019	4,522	6,484
Weighted average exercise price of outstanding options	$7.39	$6.02	$6.81	$6.26

Note 3. — Business Combinations, Goodwill and Intangible Assets

On February 18, 2005, the Company completed the acquisition of Vidus in a transaction accounted for as a business combination using the purchase method. As consideration for the acquisition, the Company issued approximately 5.5 million shares of its common stock valued at $24.7 million, newly created redeemable preferred stock (“preferred stock”) valued at approximately $12.9 million, extinguished for cash existing debt of approximately $5.5 million in exchange for all of the outstanding shares of Vidus capital stock, and issued approximately 146,000 vested options with a fair value of $531,000. Under the terms of the stock option grants, each option has been classified as a non-qualified stock option, is fully vested, has an exercise price ranging from $0.67 to $2.00 per share and has a one-year term. The Company incurred acquisition related costs of $2.6 million, of which $478,000 was allocated to the issuance of common stock. The purchase price of approximately $46.3 million was allocated among the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their estimated fair values on the acquisition date.

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

Trademarks

The Taskforce solution has strong name recognition in European field service management, telecommunications, cable and utilities markets. To estimate the fair value of the trademark an income approach was used with a discount rate of 40%. The Company expects to continue to produce and market the Taskforce product. Therefore, an analysis of various economic factors indicated the period of time the trademark would contribute to future cash flows. Because cash flow is expected to continue indefinitely, the trademark is not being amortized, but is tested for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

Six Months Ended June 30, 2005
Revenue	$41,311
Net loss	(15,073)
Net loss attributable to common stockholders	(15,323)
Net loss per share (basic and diluted)	(0.25)
Shares used in computing net loss per share (basic and diluted)	60,423

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of Vidus had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date. These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of Vidus or the costs of achieving these cost savings, operating synergies, and revenue enhancements. The in-process research and development charge of approximately $5.6 million is included in the net loss attributable to common stockholders for the six months ended June 30, 2005.

Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to ten years.

Intangible assets were as follows (in thousands):

	As of June 30, 2006			As of December 31, 2005
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Core developed technology	$23,462	$(7,561)	$15,901	$23,462	$(6,641)	$16,821
Order backlog	5,500	(2,499)	3,001	5,500	(1,582)	3,918
Customer relationships	3,660	(499)	3,161	3,660	(316)	3,344

Total	32,622	(10,559)	22,063	32,622	(8,539)	24,083

Unamortized intangible assets:
Trademarks	3,250	—	3,250	3,250	—	3,250

Total intangible assets	$35,872	$(10,559)	$25,313	$35,872	$(8,539)	$27,333

During the fourth quarter of 2005, management determined that Vidus Limited would officially change its name to @Road, Ltd. Therefore, the acquired Vidus trade name will no longer be utilized. The name change is intended to leverage the @Road brand equity and more closely reflect the Company’s objective of adding end-to-end MRM solutions offerings in Europe. As a result, the Company reduced the carrying value to zero resulting in an impairment charge of $2.3 million during the three months ended December 31, 2005.

For the three and six months ended June 30, 2006, amortization of intangible assets was $1.0 million and $2.0 million, respectively, compared to $1.0 million and $1.5 million for the three and six months ended June 30, 2005, respectively. The estimated future amortization expense of purchased intangible assets as of June 30, 2006 is as follows (in thousands):

Remainder of 2006	$2,020
2007	4,040
2008	2,458
2009	2,207
2010	2,207
Thereafter	9,131

Total	$22,063

Note 4 — Short-Term Investments

Short-term investments included the following available-for-sale securities at June 30, 2006 and December 31, 2005 (in thousands):

	As of June 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$42,799	$—	$(99)	$42,700
Municipal debt securities	35,434	—	—	35,434
Corporate debt securities	2,933	—	(3)	2,930

Total	$81,166	$—	$(102)	$81,064

	As of December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$39,276	$—	$(72)	$39,204
Municipal debt securities	36,802	—	(6)	36,796
Corporate debt securities	1,643	—	—	1,643

Total	$77,721	$—	$(78)	$77,643

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of June 30, 2006 and December 31, 2005, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of June 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government debt securities	$42,700	$(99)	$—	$—	$42,700	$(99)
Municipal debt securities	35,434	—	—	—	35,434	—
Corporate debt securities	2,930	(3)	—	—	2,930	(3)

Total	$81,064	$(102)	$—	$—	$81,064	$(102)

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government debt securities	$39,204	$(72)	$—	$—	$39,204	$(72)
Municipal debt securities	36,796	(6)	—	—	36,796	(6)
Corporate debt securities	1,643	—	—	—	1,643	—

Total	$77,643	$(78)	$—	$—	$77,643	$(78)

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. When evaluating the investments, the Company considers whether it has the ability and intent to hold the investment until a market recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in the value subsequent to period-end and forecasted performance of the investee. The Company has reviewed those securities with unrealized losses as of June 30, 2006 and December 31, 2005 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed as of June 30, 2006 and December 31, 2005.

Note 5 — Balance Sheet Components

Inventories consist of raw materials, work in process and finished goods, are stated at the lower of cost (average cost) or market and consist of (in thousands):

	As of June 30, 2006	As of December 31, 2005
Raw materials	$3,127	$1,796
Work in process	6,893	2,013
Finished goods	2,634	2,278

Total	$12,654	$6,087

Property and equipment, net consist of (in thousands):

	As of June 30, 2006	As of December 31, 2005
Computers and software	$15,674	$14,424
Manufacturing and office equipment	819	663
Furniture and fixtures	383	455
Leasehold improvements	1,279	695

Total	18,155	16,237
Accumulated depreciation and amortization	(11,512)	(10,042)

Property and equipment, net	$6,643	$6,195

Accrued liabilities consist of (in thousands):

	As of June 30, 2006	As of December 31, 2005
Accrued compensation and related benefits	$3,615	$3,629
Other accrued expenses	4,285	5,122
Total	$7,900	$8,751

Note 6 — Derivative Financial Instrument Liabilities

In connection with the Vidus acquisition, the Company issued shares of its Series B-1 and B-2 redeemable preferred stock with an embedded feature indexed to the Company’s common stock, the top-up amount, that is payable to the holders of the redeemable preferred stock upon redemption. See “Note 7—Redeemable Preferred Stock” for further discussion. In accordance with SFAS 133, the top-up amount is considered a derivative instrument that should be bifurcated from the preferred stock host and recognized as either an asset or liability, depending on the rights and obligations under the contract, and should be measured at fair value. The Company accounts for changes in the fair value of the derivative instrument, which is not designated as a hedging instrument, through the current period earnings.

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

	As of	As of	As of	As of	As of	As of
	June 30,	March 31	December 31,	June 30,	March 31,	February 18,
	2006	2006	2005	2005	2005	2005
Historical volatility	43%	47%	54%	88%	88%	88%
Expected remaining period	3 months	6 months	9 months	12 months	15 months	15 months
Valuation date market price of common stock	$5.52	$5.07	$5.23	$2.66	$4.10	$4.50
Risk-free interest rate	4.95%	4.75%	4.33%	3.42%	3.32%	3.07%
Discount rate	15.30%	15.97%	16.07%	15.16%	15.12%	14.87%

The fair value of this derivative instrument was estimated at $3.9 million at June 30, 2006, $4.1 million at March 31, 2006 and $2.9 million at December 31, 2005. The change in the fair value of $135,000 and $(1.0) million was recorded in total other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2006, respectively. The change in the fair value of $(3.3) million and $(4.1) million was recorded in total other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2005, respectively.

Based on the highest ten consecutive trading days average closing price of the Company’s common stock of $5.73 per share through June 30, 2006, the aggregate top-up, as if determined on June 30, 2006, is $7.1 million. The top-up amount will further decrease if, and to the extent that, the average closing price of our common stock for any ten consecutive trading day period ending on or before September 25, 2006 is greater than $5.73 per share.

Note 7 — Redeemable Preferred Stock

On February 18, 2005, the Board of Directors of the Company authorized the creation of four series of preferred stock and designated approximately 44,000, 44,000, 5,000 and 5,000 shares as Series A-1, A-2, B-1 and B-2 preferred stock, respectively, of which approximately 24,000, 44,000, 5,000 and 5,000 shares of Series A-1, A-2, B-1 and B-2 preferred stock, respectively, were issued and outstanding as of June 30, 2006.

Dividends

The holders of the Series A-1, A-2, B-1 and B-2 preferred stock are entitled to receive dividends at the rate of $6.50 per share annually. The dividends accrue day to day, whether or not earned or declared, from February 18, 2005. The dividends are payable when and if declared by the Board of Directors or when shares are redeemed. Any accumulation of unpaid dividends on the preferred stock does not bear interest. Accrued dividends totaled $686,000 as of June 30, 2006.

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

Voting

Each outstanding share of preferred stock is entitled to eleven (11) votes on all matters, voting with the shares of common stock as a class.

The following table illustrates the activity for each series of preferred stock through June 30, 2006 (in thousands):

	Series A-1	Series A-2	Series B-1	Series B-2	Total
Issued at fair value	$2,352	$4,424	$3,205	$2,937	$12,918
Reclass of bifurcated derivative instrument, at fair value at issuance	—	—	(2,719)	(2,451)	(5,170)
Amounts accrued for dividends for the six months ended June 30, 2005	54	103	12	12	181
Balance June 30, 2005 (As Restated) (See Note 1)	$2,406	$4,527	$498	$498	$7,929
Amounts accrued for dividends for the six months ended December 31, 2005	77	146	16	16	255
Balance December 31, 2005	$2,483	$4,673	$514	$514	$8,184
Amounts accrued for dividends for the six months ended June 30, 2006	77	143	15	15	250
Balance June 30, 2006	$2,560	$4,816	$529	$529	$8,434

Note 8 — Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes it to issue 250,000,000 shares of common stock. At June 30, 2006 and 2005 there were no shares subject to repurchase rights.

At June 30, 2006, the Company had reserved approximately 16,445,000 shares of common stock available for future issuance under its stock option plans, including approximately 9,449,000 shares related to outstanding stock options. In addition, the Company had reserved approximately 2,108,000 shares of common stock available for future issuance under the employee stock purchase plan.

Note 9 — Employee Benefit Plans

Adoption of SFAS 123R

The Company adopted the provisions of SFAS 123R, on January 1, 2006. Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award) on a straight-line basis. The Company has no awards with market or performance conditions. The Company adopted the provisions of SFAS 123R using a modified-prospective approach. Under the modified prospective approach, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized on a straight-line basis over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 as adjusted for estimated forfeitures. The Company has elected to follow the tax law method of determining realization of excess tax benefits in accordance with FAS 123(R).

The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows:

	Three months ended June 30, 2006	Six months ended June 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$906	$1,706
Employee stock purchase plan	290	420
Amounts capitalized as inventory	(1)	(2)
Total stock-based compensation	$1,195	$2,124

Tax effect on stock-based compensation	$351	$556
Net effect on net loss	$844	$1,568

Effect on loss per share:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

The Company recorded $1.2 million of stock-based compensation expense in its condensed consolidated statement of operations for the three months ended June 30, 2006. A total of $969,000 of this expense relates to prior year awards vesting after January 1, 2006 and $226,000 relates to options granted after the adoption of SFAS 123R. For the six months ended June 30, 2006, the Company recorded $2.1 million of stock-based compensation expense in its condensed consolidated statement of operations of which $1.9 million of this expense relates to prior year awards vesting after January 1, 2006 and $250,000 relates to options granted after the adoption of SFAS 123R.

As of June 30, 2006, there was $5.0 million of total unrecognized compensation cost related to non-vested stock-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 2.4 years. Stock-based compensation totaling $1,000 and $2,000 was capitalized as inventory for the three and six months ended June 30, 2006.

Valuation Assumptions

The weighted-average estimated fair value of employee stock options granted during the three months ended June 30, 2006 and 2005 was $3.23 and $1.29 per share, respectively. The weighted-average estimated fair value of employee stock options granted during the six months ended June 30, 2006 and 2005 was $3.14 and $2.78 per share, respectively. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Stock option plans:
Volatility	68.6%	78.0%	69.0%	91.0%
Risk-free interest rate	5.0%	3.7%	4.7%	3.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	4. 9	2.3	4.9	3.7
Forfeiture rate	22.0%	0.0%	22.0%	0.0%

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Employee stock purchase plans:
Volatility	57.3%	57.0%	72.2%	86.9%
Risk-free interest rate	5.0%	3.1%	4.6%	2.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	1.2	0.5	1.1	0.5

Expected volatility is determined using a 50% weighting to both historical volatility of the Company’s common stock over a period of 4.5 to 4.75 years following the Company’s initial public offering and implied volatility based on the Company’s traded stock options. The risk-free interest rate is calculated using zero coupon rates on treasury notes stripped principal for each grant date given the expected life. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on common stock. The expected life is calculated for the period from the Company’s initial public offering using the interval between the grant date and the exercise date weighted by the number of shares exercised. The expected life is adjusted for the anticipated behavior in relation to unexercised options.

As stock-based compensation expense recognized in the statement of operations for 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 22% as of June 30, 2006 based on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123R, the Company provided the disclosures required under SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosures (“SFAS 148”).

For purposes of pro forma disclosures under SFAS 123 for the three and six months ended June 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three and six months ended June 30, 2005 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(4,269)	$(12,388)
Add: stock-based employee compensation expense included in reported net loss, net of tax effect	—	—
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(1,901)	(4,479)

Pro forma net loss	(6,170)	(16,867)
Preferred stock dividends	(124)	(181)

Pro forma net loss attributable to common stockholders	$(6,294)	$(17,048)

Basic net loss per share:
As reported	$(0.07)	$(0.21)

Pro forma	$(0.10)	$(0.29)

Diluted net loss per share:
As reported	$(0.07)	$(0.21)

Pro forma	$(0.10)	$(0.29)

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

The following table summarizes activity under the Company’s equity incentive plans for the six months ended June 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	9,571	$4.81
Granted	602	5.18
Exercised	(221)	2.58
Canceled	(503)	5.49
Outstanding at June 30, 2006	9,449	$4.85	7.0	$14,642
Vested and expected to vest at June 30, 2006	8,925	$4.95	6.9	$13,867
Options exercisable at June 30, 2006	5,570	$5.40	5.8	$8,906

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 7.2 million options that were in-the-money at June 30, 2006. As of June 30, 2006, the closing price of the Company’s common stock was $5.52 per share. In-the-money options are options with an exercise price lower than the $5.52 closing price. Out-of-the-money options are options with an exercise price greater than the $5.52 closing price. The total intrinsic values of options exercised during the three and six months ended June 30, 2006 was $405,000 and $598,000, respectively, compared to $159,000 and $274,000, respectively, for the same periods in 2005. The intrinsic value is determined as of the date of option exercise. The total cash received from employees as a result of employee stock option exercises during the three months ended June 30, 2006 and 2005 was approximately $376,000 and $108,000, respectively. The total cash received from employees as a result of employee stock option exercises during the six months ended June 30, 2006 and 2005 was approximately $570,000 and $280,000, respectively.

Additional information regarding options outstanding as of June 30, 2006 is as follows (shares in thousands):

	Options Outstanding			Options Exercisable
Exercise Price	Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.07 – 1.63	724	3.9	$1.20	724	$1.20
1.97 – 2.00	850	5.2	2.00	850	2.00
2.07 – 3.20	898	8.6	2.77	222	2.42
3.40 – 3.69	1,539	7.3	3.54	642	3.59
3.85 – 4.36	1,353	8.4	4.02	328	4.08
4.48 – 5.20	1,512	7.3	4.91	698	4.97
5.27 – 6.38	597	8.4	5.62	130	5.84
6.40 – 9.00	944	5.8	7.69	944	7.69
9.90 – 14.58	1,032	6.3	11.50	1,032	11.50
	9,449	6.9	$4.85	5,570	$5.40

	Options Exercisable		Options Unexercisable		Total Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-money	3,484	$2.96	3,734	$3.98	7,218	$3.49
Out-of-the-money	2,086	9.48	145	5.95	2,231	9.25
Total options outstanding	5,570	$5.40	3,879	$4.06	9,449	$4.85

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. This plan is considered compensatory under SFAS 123R. Under the plan, shares of its common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase up to 1,800 shares having a value not exceeding 20% of their gross compensation during an offering period. During the six months ended June 30, 2005, employees purchased approximately 295,000 shares at an average price of $2.88 per share. During the six months ended June 30, 2006 and 2005, employees purchased approximately 314,000 shares at an average price of $3.02 per share, respectively.  At June 30, 2006, approximately 2,108,000 shares of common stock were reserved for future issuance. The Company’s employee stock purchase plan contains a provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 900,000 or two percent of the total shares outstanding on the last day of the preceding year.

Receivable from Sales of Stock

As a result of the Vidus acquisition, the Company has one note receivable outstanding from an employee that is secured by common stock. The note receivable totals $5,000 at June 30, 2006, which will be fully paid by 2007.

401(k) Saving and Retirement Plan

The Company sponsors a 401(k) Saving and Retirement Plan (“Plan”) for all employees who meet certain eligibility requirements. Participants may contribute, on a pre-tax basis, between 1 percent and 75 percent of their annual compensation, but not to exceed a maximum contribution amount pursuant to Section 401(k) of the Internal Revenue Code. The Company is not required to contribute, nor has it contributed, to the Plan for any of the periods presented.

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

Information about operations by reporting segment is as follows (in thousands):

	Three Months Ended June 30,
	2006			2005
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated
Net revenue from external customers	$19,642	$3,559	$23,201	$19,685	$941	$20,626
Cost of revenue	11,345	1,127	12,472	9,227	1,473	10,700
Intangibles amortization	—	1,010	1,010	—	1,010	1,010

Gross margin	$8,297	$1,422	$9,719	$10,458	$(1,542)	$8,916

Gross margin percentage	42%	40%	42%	53%	(164)%	43%

Net loss before income taxes	$(641)	$(3,177)	$(3,818)	$(1,440)	$(6,024)	$(7,464)
(Provision for) benefit from income taxes	(580)	902	322	—	3,195	3,195

Net loss	$(1,221)	$(2,275)	$(3,496)	$(1,440)	$(2,829)	$(4,269)

Depreciation	$637	$180	$817	$459	$147	$606

	Six Months Ended June 30,
	2006			2005
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated
Net revenue from external customers	$40,605	$7,341	$47,946	$39,175	$1,443	$40,618
Cost of revenue	22,347	2,357	24,704	18,751	2,173	20,924
Intangibles amortization	—	2,020	2,020	—	1,467	1,467

Gross margin	$18,258	$2,964	$21,222	$20,424	$(2,197)	$18,227

Gross margin percentage	45%	40%	44%	52%	(152)%	45%

Net loss before income taxes	$(1,592)	$(5,384)	$(6,976)	$(1,804)	$(13,779)	$(15,583)
(Provision for) benefit from income taxes	(1,170)	1,904	734	—	3,195	3,195

Net loss	$(2,762)	$(3,480)	$(6,242)	$(1,804)	$(10,584)	$(12,388)

Depreciation	$1,242	$369	$1,611	$944	$204	$1,148

Revenues are attributed to countries based on the location of the customer.  The distribution of revenue by geographic area was summarized as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue from Unaffiliated Customers:
United States and Canada	$19,645	$19,685	$40,608	$39,175
Europe	3,556	941	7,338	1,443
	$23,201	$20,626	$47,946	$40,618

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned.

The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	June 30,	December 31,
	2006	2005
Long-Lived Assets, Net:
United States	$4,970	$5,184
United Kingdom	39,575	41,773
India	1,416	312

	$45,961	$47,269

Note 11 — Commitments and Contingencies

Lease Commitments

The following table represents the future minimum lease payments under non-cancelable operating and capital leases as of June 30, 2006 (in thousands).

Remainder of 2006	$1,048
2007	2,006
2008	1,798
2009	1,747
2010	1,044
Thereafter	634
Total minimum lease payments	$8,277

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was approximately $578,000 and $606,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $1.1 million and $1.3 million for the six months ended June 30, 2006 and 2005, respectively.

The Company has future minimum lease payments for capital and financing leases for office equipment and furniture in the amount of $70,000 included in the table above.

On February 1, 2006, the Company entered into a lease for its future research and development and customer service center from February 2006 through January 2009, occupying 37,910 square feet in Chennai India. The total minimum future lease payments are included in the table above.

Purchase Commitments

At June 30, 2006, the Company had non-cancelable inventory purchase commitments totaling approximately $9.0 million and other purchase obligations totaling approximately $4.7 million.

Legal Proceedings

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. Based on evaluation of these matters, the Company believes that these matters will not have a material effect on the results of operations or financial position of the Company.

Other Contingencies

The Company from time to time enters into certain types of agreements that contingently require it to indemnify parties against third party claims. These agreements primarily relate to: (i) certain agreements with the Company’s officers, directors and employees and third parties, under which the Company may be required to indemnify such persons for liabilities arising out of their duties to the Company and (ii) certain agreements under which the Company indemnifies customers and other third parties for claims such as those arising from intellectual property infringement, personal injury, or non-performance under the agreement. Certain of the Company’s strategic alliance agreements include liquidated damages in relation to a change in control.  Such indemnification and liquidated damages provisions are accounted for in accordance with SFAS No. 5, Accounting for Contingencies. To date, the Company has not incurred any costs related to any claims under such indemnification or liquidated damages provisions.

In general, the Company provides its customers a 12-month limited warranty that the hardware furnished under the hosted agreements will be free from defects in materials and workmanship and will substantially conform to the specifications for such hardware. The Company’s policy is to expense such costs as incurred. To date, the Company has incurred minimal costs related to this limited warranty obligation. The Company also provides its European customers with the longer of the European Union statutory warranty of 90 days or country specific warranty of up to 365 days. If the warranty is invoked, the Company may be required to correct errors in its software rather than refund any fees under the arrangement. As of June 30, 2006, this warranty has not been invoked by any of the Company’s customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, in our Annual Report on Form 10-K/A for the year ended December 31, 2005 and in our other filings with the SEC. Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect our operating results and could cause our actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by us or on our behalf and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Quarterly Report on Form 10-Q under the section below entitled “Factors that Could Affect Future Results,” elsewhere in this Quarterly Report on form 10-Q and in our other filings with the SEC.

Overview

We are a leading provider of mobile resource management (“MRM”) solutions, a category of business productivity solutions designed to enable the effective management of mobile resources. Our MRM solutions allow customers to improve productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. Currently, we market and sell our solutions to a range of customers in North America and Europe. We offer Field Force Management (“FFM”) solutions, including our GeoManagerSM, PathwaySM and PorticoSM solutions, designed to help companies better manage their mobile workers; Field

Service Management (“FSM”) solutions, such as our TaskforceTM software, designed to help companies better manage their mobile workers’ work; and Field Asset Management (“FAM”) solutions, such as Vehicle Diagnostics and StatusSensors, designed to help companies better manage their mobile workers’ assets in the field. At June 30, 2006, approximately 183,000 mobile resources were enabled with our solutions, on either a subscription or a per seat license basis.

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

Subsequent to December 31, 2005, we determined that our condensed consolidated financial statements contained errors resulting from the improper accounting for the common and redeemable preferred stock issued in connection with the Vidus acquisition. Accordingly, the unaudited quarterly financial data for the three and six months ended June 30, 2005 presented herein has been restated. The impact on our condensed consolidated statement of operations for the three and six months ended June 30, 2005 was an increase in net loss of $3.3 million and $4.1 million, respectively.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to this restatement as described in “Note 1 — Summary of Significant Accounting Policies, Restatement of Financial Statements” to the condensed consolidated financial statements.

Critical Accounting Policies, Judgments and Estimates

General

The accompanying discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe there are several accounting policies that are critical to understanding our condensed consolidated financial statements as these policies affect the reported amounts of revenue and expenses and involve management’s judgment regarding significant estimates. We have based our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our senior management has reviewed our critical accounting policies and their application in the preparation of our financial statements and related disclosures and discussed the development, selection and disclosure of significant estimates with the Audit Committee of our Board of Directors. To the extent that actual results differ from those estimates, our future results of operations may be affected.

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

Revenue recognized in any period is dependent on our progress toward completion of projects in progress. For projects that were in progress and not complete as of June 30, 2006 and 2005, the following table illustrates the total direct labor hours incurred as a percentage of estimated total direct labor hours required to complete these projects.

	Six Months Ended June 30,
	2006	2005
Total direct labor hours incurred to date as a % of estimated total direct labor hours required to complete projects	80%	—%

Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. Based on our results for the three and six months ended June 30, 2006, a ten percent deviation from our estimated total direct labor hours required to complete projects uncompleted at June 30, 2006 would have resulted in an insignificant increase or decrease in net loss attributable to common stockholders.

We derive PCS fees from PCS agreements, which are generally initially purchased at the same time as a license for our Taskforce product. PCS can include telephone and email support and the right to receive unspecified upgrades on a when-and-if-available basis. PCS agreements may generally be renewed on an annual basis. We recognize revenue for PCS based on vendor specific objective evidence (“VSOE”) of fair value ratably over the term of the PCS period. We generally determine VSOE of PCS based on the stated fees for PCS renewal set forth in the original license agreement. If we are unable to establish VSOE of fair value, we recognize the entire arrangement fee ratably over the term of the PCS, when the only remaining undelivered element is PCS.

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

Pursuant to Emerging Issues Taskforce Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), we elected to present taxes collected from customers and remitted to governmental authorities net in its financial statements consistent with our historical presentation of this information.

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS 123R”), on January 1, 2006. During the three and six months ended June 30, 2006, we recorded stock-based compensation expense of $1.2 million and $2.1 million, respectively, in accordance with SFAS 123R. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model. The estimate of fair value under the Black-Scholes option valuation model is based upon certain assumptions including stock price volatility, risk-free interest rate, dividend yield, expected life in years and forfeiture rate.

Expected volatility for the three and six months ended June 30, 2006 of 68.6% and 69.1%, respectively, is determined using a 50% weighting for both historical volatility of our common stock over a period of 4.5 to 4.75 years following our initial public offering and implied volatility based on our traded stock options. If our stock price volatility were to change by 10%, the weighted average estimated fair value of stock options granted during the three and six months ended June 30, 2006 would change by 7% and 6%, respectively.

The expected life for the three and six months ended June 30, 2006 of 4.9 years and 5.0 years, respectively, is calculated for the period from our initial public offering using the interval between the grant date and the exercise date weighted by the number of shares exercised. The expected life is adjusted for the anticipated behavior in relation to unexercised options. If the expected life were to change by 10%, the weighted average estimated fair value of stock options granted during the three and six months ended June 30, 2006 would change by 4% and 4%, respectively.

We are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The forfeiture rate for the three and six months ended June 30, 2006 is 22%, calculated based on a weighted average historical forfeiture rate. If the actual forfeiture rate is higher than the original estimate, we will record a recovery of prior expense. If the actual forfeiture rate is lower than the original estimate, we will record additional expense.

The Company has elected to follow the tax law method of determining realization of excess tax benefits in accordance with SFAS 123(R).

These assumptions represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if other assumptions had been used, our recorded and pro forma stock-based compensation expense could have been materially different from that depicted above.

Valuation of Intangible Assets and Goodwill

In accordance with the provisions of SFAS No. 141, Business Combinations (“SFAS 141”), the purchase price of an acquired company is allocated between intangible assets and the net tangible assets of the acquired business with the residual of the purchase price recorded as goodwill. The determination of the value of the intangible assets acquired and their expected lives involves certain judgments and estimates. These judgments can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the appropriate weighted average cost of capital.

At June 30, 2006, our goodwill totaled $13.3 million and our identifiable intangible assets totaled $25.3 million. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we assess the impairment of goodwill and indefinite lived identifiable intangible assets of our reporting units at least annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance.

Significant differences between these estimates and actual cash flows could materially affect our future financial results. We conducted our initial annual impairment test as of August 31, 2005 and determined there was no impairment. During the fourth quarter of 2005, we determined that the acquired Vidus trade name was impaired and as a result, reduced the carrying value of the trade name to zero. There were no events or circumstances during the three and six months ended June 30, 2006 indicating that a further assessment was necessary.

Allowance for Doubtful Accounts

Historically, we have had a significant number of small- to medium-sized companies utilizing our solutions. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30 to 45 day payment terms. When customers contract with us, we assess their creditworthiness.

The nature of our relationship with customers is inherently long-term and we have extended and may extend payment terms on an exception basis. We regularly review our customers’ ability to satisfy their payment obligations and provide an allowance for doubtful accounts for specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance, current economic trends and historical experience with collections. The following table illustrates the allowance for doubtful accounts as a percentage of gross accounts receivable as of June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Gross accounts receivable	$13,107	$12,851
Allowance for doubtful accounts	$571	$376
Allowance for doubtful accounts as a% of gross accounts receivable	4.4%	2.9%

Historically, our actual losses and credits have been consistent with these provisions. We believe that we can make reliable estimates for doubtful accounts; however, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate bad debt expense. Based on our results for the three and six months ended June 30, 2006, a ten basis point deviation in the allowance for doubtful accounts as a percentage of gross accounts receivable would have resulted in an insignificant increase or decrease in net loss attributable to common stockholders.

Deferred Tax Assets

We have substantial deferred tax assets that relate to prior periods’ losses, primarily in the United States and the United Kingdom. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In both jurisdictions, we have concluded that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by Statement of Financial Account Standards No. 109, Accounting for Income Taxes. This evaluation of whether it is more likely than not that such deferred tax assets will be realized must be continuously evaluated due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. To the extent we establish a valuation allowance or change the allowance in a period, we reflect the change with a corresponding increase or decrease in our tax provision in our condensed consolidated statement of operations. At June 30, 2006, we maintained an allowance on certain state net operating losses and state tax credits based on our assessment that it is more likely than not that the deferred tax asset related to these items will not be realized. The deferred tax asset, net of a valuation allowance of $344,000, totaled $48.1 million as of June 30, 2006 and was partially offset by deferred tax liabilities of $6.2 million.

RESULTS OF OPERATIONS

The three and six months ended June 30, 2006 and 2005.

Hosted revenue, cost of hosted revenue, hosted gross margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Hosted revenue	$19,642	$19,685	$40,605	$39,175

Cost of hosted revenue	11,345	9,227	22,347	18,751

Hosted gross margin	$8,297	$10,458	$18,258	$20,424

Hosted gross margin percentage	42%	53%	45%	52%

Hosted revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Hosted revenue	$19,642	0%	$19,685	$40,605	4%	$39,175
As a percentage of total revenues	85%		95%	85%		96%

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

We describe arrangements in which customers contract directly with wireless carriers for the wireless airtime component of our solutions as “unbundled.” Conversely, we describe arrangements in which we contract directly with customers for the wireless airtime portion as “bundled.” The nature of our relationship with the wireless carriers dictates whether we will be entering into a bundled or unbundled arrangement with a customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific subscriber area of operation. We have observed an increase in the proportion of new subscribers being added on an unbundled basis, resulting in decreased revenue from such subscribers. Unbundled subscribers represented approximately 62% and 55% of our total subscribers at June 30, 2006 and 2005, respectively. We expect that this trend will continue through the next 12 to 18 months.

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, hosted revenue remained flat as the increase in the number of subscribers using our solutions was offset by a decrease in revenue per subscriber. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, hosted revenue increased primarily as a result of an increase in the number of subscribers using our solutions, partially offset by a decrease in revenue per subscriber. The total number of subscribers using our solutions was approximately 151,000 and 140,000 at June 30, 2006 and 2005, respectively. As of June 30, 2006 and 2005, 82% and 73% of our subscribers were under long term contracts, respectively. Average monthly hosted revenue per subscription was approximately $44.25 for the three months ended June 30, 2006, down from $48.15 for the same period in 2005. The decrease of $3.90 is primarily the result of new subscribers being added utilizing an unbundled arrangement. Average monthly hosted revenue per subscription was approximately $45.92 for the six months ended June 30, 2006, down from $48.41 for the same period in 2005. The decrease of $2.49 is primarily the result of new subscribers being added utilizing an unbundled arrangement.

Cost of hosted revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Cost of hosted revenue	$11,345	23%	$9,227	$22,347	19%	$18,751
As a percentage of hosted revenues	58%		47%	55%		48%

Cost of hosted revenue consists of the amortization of the deferred cost of the in-vehicle enabling hardware devices; costs associated with the final assembly, testing, provision, delivery and installation of hardware and other costs such as provisions for inventory and repair costs; and expenses related to the delivery and support of our solutions. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, cost of hosted revenue increased primarily as a result of increases in amortization of deferred product costs of $844,000, warranty and repair charges of $382,000, employee-related expenses of $370,000, airtime usage of $212,000, employee stock based compensation expense as a result of the adoption of SFAS 123R of $137,000, IT support costs of $120,000 and equipment depreciation of $119,000.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, cost of hosted revenue increased primarily as a result of increases in amortization of deferred product costs of $1.4 million, warranty and repair charges of $1.2 million, employee-related expenses of $962,000, employee stock based compensation expense as a result of the adoption of SFAS 123R of $222,000 and equipment depreciation of $219,000, partially offset by a decrease in airtime usage of $386,000.

Cost of hosted revenue headcount increased to 216 at June 30, 2006 from 209 at June 30, 2005. We expect cost of hosted revenue to increase during the next 12 months, primarily resulting from headcount increases.

Hosted gross margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Hosted gross margin	$8,297	(21)%	$10,458	$18,258	(11)%	$20,424
As a percentage of hosted revenues	42%		53%	45%		52%

For the three and six months ended June 30, 2006 compared to the comparable periods for 2005, hosted gross margins decreased due to the loss of Verizon as a customer, a fixed cost base and higher warranty and repair costs on our continuing customers.

Direct expenses generally increase at a rate proportional to the growth in our subscribers. Personnel costs and depreciation expense generally increase at a rate slower than the growth rate of our subscribers. As a result, we expect that our hosted gross margin will increase during the next 12 months.

Licensed revenue, cost of licensed revenue and licensed gross margin

Licensed gross margin is calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Licensed revenue	$3,559	$941	$7,341	$1,443

Cost of licensed revenue (excluding intangibles amortization included below)	1,127	1,473	2,357	2,173
Intangibles amortization	1,010	1,010	2,020	1,467

Total cost of licensed revenue	2,137	2,483	4,377	3,640

Licensed gross margin	$1,422	$(1,542)	$2,964	$(2,197)

Licensed gross margin percentage	40%	(164)%	40%	(152)%

Licensed revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Licensed revenue	$3,559	278%	$941	$7,341	409%	$1,443
As a percentage of total revenues	15%		5%	15%		4%

Licensed revenue is comprised of license fees, installation, training and PCS service fees relating to our FSM solution, acquired in connection with our acquisition of Vidus in February 2005. The increase in licensed revenue for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due to an increase in consulting services for existing customers. The increase in licensed revenue for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is due to the fact that the 2005 licensed revenue only includes licensed revenue from the February 18, 2005 acquisition date through June 30, 2005 as well as an increase in consulting services for existing customers. In addition, for the three and six months ended June 30, 2005, there were unresolved contract commitments, which resulted in $2.2 million of revenue being recorded for the three months ended September 30, 2005, upon the successful resolution of these contract commitments thus allowing for recognition over the PCS term through 2008. The number of licensed users of our FSM solution totaled approximately 32,000 and 26,000 at June 30, 2006 and 2005, respectively.

Cost of licensed revenue (excluding intangibles amortization)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Cost of licensed revenue (excluding intangibles amortization)	$1,127	(23)%	$1,473	$2,357	8%	$2,173
As a percentage of licensed revenues	32%		157%	32%		151%

Cost of licensed revenue (excluding intangibles amortization) consists of employee related expenses in relation to installation services and the support of our ongoing PCS commitments. The decrease in cost of licensed revenue for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 is due to decreases in employee-related expenses of $293,000 and travel expenses of $136,000.

The increase in cost of licensed revenue for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is due to the fact that the 2005 cost of licensed revenue only includes the cost of licensed revenue from the February 18, 2005 acquisition date through June 30, 2005 as well as an increase in employee related expenses of $124,000 partially offset by a decrease in travel expenses of $110,000.

Cost of licensed revenue headcount decreased to 30 at June 30, 2006 from 39 at June 30, 2005. We expect the cost of licensed revenue to increase over the next twelve months as headcount increases and we continue to invest in fixed assets and infrastructure to support this segment.

Licensed gross margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Licensed gross margin	$1,422	192%	$(1,542)	$2,964	235%	$(2,197)
As a percentage of licensed revenues	40%		(164)%	40%		(152)%

Licensed gross margin increased to 40% for the three and six months ended June 30, 2006. The increase in licensed gross margin is primarily the result of an increase in revenues and a fixed cost base. Direct expenses generally increase at a rate proportional to the growth in our end users. Personnel costs and depreciation expenses generally increase at a rate slower than the growth rate of our end users. We expect our licensed gross margin to increase during the next twelve months.

Intangibles amortization

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Intangibles amortization	$1,010	0%	$1,010	$2,020	38%	$1,467
As a percentage of total revenues	4%		5%	4%		4%

For the three and six months ended June 30, 2006 and 2005, intangibles amortization related to the intangible assets acquired in connection with the purchase of Vidus in February 2005. These costs are being amortized over their estimated useful lives of three to ten years.

Amortization of intangible assets is expected to be $4.0 million in 2006 and 2007, after which it is expected to decrease as the intangible assets become fully amortized.

In-process research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

In-process research and development	$—	—%	$—	$—	(100)%	$5,640
As a percentage of total revenues	0%		0%	0%		14%

For the six months ended June 30, 2005, in-process research and development consisted of research projects undertaken by Vidus prior to its acquisition by us that had not reached technological feasibility and had no alternative future use at the time of the acquisition of Vidus. In order to achieve technological feasibility, we estimated the time required to complete the projects to cost approximately $5.7 million. We estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows expected to be attributable to the technology once it reaches technological feasibility using a discount rate of 40%. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time expected to be incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 80% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in 2005. In 2005, expenditures to complete the acquired in-process research and development approximated the original estimates.

Sales and marketing

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Sales and marketing	$5,506	(6)%	$5,832	$11,424	9%	$10,479
As a percentage of total revenues	24%		28%	24%		26%

Sales and marketing expenses consist of employee salaries, sales commissions, marketing and promotional expenses. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, sales and marketing expenses decreased primarily as a result of decreases in consulting expenses of $287,000, marketing expenses of $172,000, employee-related expenses of $143,000, and travel expenses of $129,000 partially offset by an increase in employee stock based compensation expense as a result of the adoption of SFAS 123R of $312,000.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, sales and marketing expenses increased primarily as a result of increases in employee-related expenses of $788,000, employee stock based compensation expense as a result of the adoption of SFAS 123R of $569,000 partially offset by decreases in consulting expense of $364,000 and marketing expense of $193,000.

Sales and marketing headcount decreased to 127 at June 30, 2006 from 137 at June 30, 2005. We anticipate that sales and marketing expenses will increase in future periods as we expand our sales and marketing efforts including, but not limited to, promotional expenses related to new solutions.

Research and development

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Research and development	$4,210	9%	$3,849	$7,879	23%	$6,424
As a percentage of total revenues	18%		19%	16%		16%

Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, research and development expenses increased primarily as a result of an increase in employee stock based compensation expense as a result of the adoption of SFAS 123R of $264,000.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, research and development expenses increased primarily as a result of increases in employee-related expenses of $781,000 and an increase in employee stock based compensation expense as a result of the adoption of SFAS 123R of $437,000.

Research and development headcount decreased to 153 at June 30, 2006 from 159 at June 30, 2005. We anticipate that research and development expenses will increase in future periods as we develop and introduce new solutions and as a result of increases in employee-related expenses associated with those introductions.

General and administrative

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005
General and administrative	$5,028	28%	$3,942	$9,970	19%	$8,389
As a percentage of total revenues	22%		19%	21%		21%

General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and allowance for doubtful accounts. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, general and administrative expenses increased primarily as a result of increases in bad debt expense of $455,000, employee stock based compensation expense as a result of the adoption of SFAS 123R of $435,000 accounting and professional fees of $214,000 and legal expenses of $147,000 partially offset by a decrease in employee-related expenses of $285,000.

For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, general and administrative expenses increased primarily as a result of increases in employee stock based compensation expense as a result of the adoption of SFAS 123R of $823,000, bad debt expense of $490,000 and accounting and professional fees of $285,000 partially offset by a decrease in employee-related expenses of $208,000.

General and administrative headcount decreased to 86 at June 30, 2006 from 90 at June 30, 2005. We expect that general and administrative expenses will remain relatively flat in future periods.

The allowance for doubtful accounts was $571,000 and $780,000 as of June 30, 2006 and 2005, respectively.  We anticipate that the allowance for doubtful accounts will remain relatively stable in future periods.

Stock-based compensation

On January 1, 2006, we adopted SFAS 123R on a modified prospective basis, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued in prior years but not vested as of January 1, 2006, as adjusted for estimated forfeitures. The following table indicates the impact of SFAS 123R on our statement of operations for the three and six months ended June 30, 2006.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005
Stock-based compensation:
Cost of hosted revenues	$137	100%	$—	$222	100%	$—
Cost of licensed revenues	46	100%	—	73	100%	—
Sales and marketing	313	100%	—	569	100%	—
Research and development	264	100%	—	437	100%	—
General and administrative	435	100%	—	823	100%	—
Total stock-based compensation	$1,195		$—	$2,124		$—
As a percentage of total revenues	5%		0%	4%		0%

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

During the three and six months ended June 30, 2006, we recorded stock-based compensation related to stock options of $905,000 and $1.7 million, respectively, and related to the employee stock purchase plan of $290,000 and $420,000, respectively. During the three and six months ended June 30, 2006, there were 314,000 shares purchased under the employee stock purchase plan.

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

As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.0 million and will be recognized over an estimated weighted average amortization period of 2.4 years. For the three and six months ended June 30, 2006, stock-based compensation of $1,000 and $2,000, respectively, was capitalized as inventory. For the three months ending September 30, 2006, we expect our stock compensation expense to increase when compared with our results for the three months ended June 30, 2006 and March 31, 2006 due to the grant of new options.

Other income (expense), net

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Interest income	$1,077	48%	$729	$2,113	57%	$1,347
Change in derivative instrument liability	135	104%	(3,332)	(1,016)	75%	(4,073)
Other (expense) income, net	(5)	97%	(154)	(22)	86%	(152)
Total other income (expense), net	$1,207	144%	$(2,757)	$1,075	137%	$(2,878)
As a percentage of total revenues	5%		(13)%	2%		(7)%

For the three and six months ended June 30, 2006, total other income (expense), net increased due to a decrease in derivative instrument liability and further increased due to larger invested balances and higher rates of return, when compared to the same periods in 2005. During the three and six months ended June 30, 2006, we recorded a benefit of $135,000 and an expense of $1.1 million, respectively, in relation to the change in the fair value of the derivative instrument embedded in the redeemable preferred stock issued as part of the Vidus acquisition compared to an expense of $3.3 million and $4.1 million for the three and six months ended June 30, 2005, respectively. Other (expense) income, net consisted primarily of immaterial net foreign currency exchange losses and gains resulting from transactions with our wholly-owned subsidiaries in India and in the United Kingdom. We conduct operations primarily within the United States where inflation during the three and six months ended June 30, 2006 and 2005 has been low and has not materially impacted our operating results. Foreign currency exchange gains were expensed as incurred.

Benefit from income taxes

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005
Benefit from income taxes	$322	(90)%	$3,195	$734	(77)%	$3,195
As a percentage of total revenues	1%		15%	2%		8%

The benefit from income taxes for the three and six months ended June 30, 2006 was calculated using an annual projected effective yearly tax rate of approximately 11%. For the six months ended June 30, 2006, we recorded a benefit from income taxes principally due to current period losses in the United Kingdom. For the three and six months ended June 30, 2005, we recorded a benefit for income taxes principally due to current and prior period losses in the United Kingdom.

We currently believe that our fiscal 2006 effective tax rate will be a benefit of approximately 11%. This effective tax rate differs from the statutory rate of 35% principally due to the projected effects of non-deductible stock compensation of 12%, non-deductible changes in the value of the derivative embedded in the preferred stock issued in connection with the Vidus acquisition of 7%, and the tax rate differential on foreign losses of 6%. It is based on the projected mix of full-year income in each tax jurisdiction in which we operate and the related income tax expense in each jurisdiction. Actual results could vary from those projected. The tax expenses or benefits for significant unusual items or tax exposure items are treated as discrete items in the interim period in which the events occur.

Preferred stock dividends

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Preferred stock dividends	$126	2%	$124	$250	38%	$181
As a percentage of total revenues	1%		1%	1%		0%

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

LIQUIDITY AND CAPITAL RESOURCES

	Six Months Ended June 30,
	2006	Percent Change	2005
Net loss	$(6,242)	57%	$(12,388)
Non-cash charges	6,434	(29)%	9,273
Change in working capital assets and liabilities	(12,031)	(1,471)%	(766)
Net cash used in operating activities	(11,839)	(205)%	(3,881)
Net cash provided by investing activities	(5,507)	(117)%	33,129
Net cash provided by financing activities	1,703	50%	1,132
Net (decrease) increase in cash and cash equivalents	$(15,643)	151%	$30,380

As of June 30, 2006, we had $10.1 million of cash and cash equivalents and $81.1 million of short-term investments. Working capital was $100.9 million.

For the six months ended June 30, 2006, net cash used in operating activities increased $8.0 million to $11.8 million compared to the same period in 2005 primarily due to $6.9 million used to reduce accounts payable and $2.3 million used in relation to increases in accounts receivable offset by reduced losses net of non-cash charges of $2.8 million. The results in 2006 are primarily due to the negative impact of year-over-year changes in working capital assets and liabilities offset by non-cash charges for depreciation and amortization, stock based compensation and a change in derivative instrument liability, partially offset by deferred taxes. The results for the same period in 2005 are primarily due to non-cash charges for in-process research and development, depreciation and amortization, a change in derivative instrument liability and the provision for doubtful accounts and sales returns.

For the six months ended June 30, 2006, the net cash provided by investing activities was comprised of $38.2 million in proceeds from the sale of short-term investments, partially offset by $34.8 million used to purchase short-term investments and $2.1 million used to purchase property and equipment. For the six months ended June 30, 2005, the net cash provided by investing activities was comprised of $94.2 million in proceeds from the sale of short-term investments, partially offset by $54.2 million used to purchase short-term investments, $5.2 million used for the acquisition of Vidus, net of cash acquired and $1.7 million used to purchase property and equipment. Purchases of property and equipment related mainly to purchases of computer equipment and software to support our growth in operations, infrastructure and headcount. We currently do not have any material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure over the next twelve months. We also may establish additional operations as we expand globally.

The net cash flows provided by financing activities for the six months ended June 30, 2006 and 2005 were $1.7 million and $1.1 million, respectively, resulting from proceeds from the exercise of stock options, the excess tax benefit on the exercise of employee stock options and purchases of common stock under our employee stock purchase plan.

We believe that existing cash, cash equivalents and short-term investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of all payments. We have presented below, a summary of the most significant assumptions used in our determination of amounts presented in the tables in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows. The following table summarizes our fixed contractual obligations as of June 30, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$8,207	$2,029	$5,259	$919	$—
Capital lease obligations(2)	70	63	7	—	—
Other purchase obligations(3)	4,717	4,717	—	—	—
Inventory purchase obligations(4)	8,977	8,977	—	—	—
	$21,971	$15,786	$5,266	$919	$—

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

(2) Capital lease obligations are included in the balance sheet under property, plant and equipment, net and primarily include minimum rental payments under our non-cancelable leases for office equipment and furniture.

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

Off-Balance Sheet Arrangements

As of June 30, 2006, we had no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity or capital resources.

Impact of Recently Issued Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. SFAS 115-1 and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of other-than-temporary impairments. The adoption of the FSP did not have a material impact on our condensed consolidated statement of operations and financial condition.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), that addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for stock-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires that such transactions be accounted for using a fair value based method and recognized as expense in the condensed consolidated statement of operations. SFAS 123R also requires additional accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. The adoption of SFAS 123R on January 1, 2006, had a material impact on our results of operations and financial position. See “Note 9 – Stock Based Compensation” to the Condensed Consolidated Financial Statements for additional disclosure related to SFAS 123R.

On June 7, 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No  20, Accounting Changes, and Statement No  3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for accounting and reporting a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, SFAS 154 does not change the transition provisions of any existing accounting pronouncements.

In July 2005, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. This interpretation prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. We have not yet completed our evaluation of the impact that adoption of FIN 48 will have on our condensed consolidated statement of operations and financial condition.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures for financial reporting. As part of our first quarter 2005 and fourth quarter 2005 closing processes and assessments of internal control over our financial reporting, we identified two internal control deficiencies that constituted material weaknesses. The first material weakness concerned our interpretation and implementation of various complex accounting principles in the area of non-recurring transactions, and the second concerned our calculation and timely review of the annual tax provision for 2005. These material weaknesses were not fully remediated as of June 30, 2006. Please see Item 4 “Controls and Procedures” in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2005, and Item 9A “Controls and Procedures” in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2005 for additional information. There can be no assurance that there will not be other significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, we expect the evaluation process and any required remediation, if applicable, will increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

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

We have a history of losses and may not achieve or increase profitability in the future.

We have a history of losses and may not achieve or increase profitability in the future. As of June 30, 2006, we had an accumulated deficit of approximately $85.3 million. To achieve profitability, we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may continue to be unprofitable.

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

We rely on a limited number of sole suppliers for certain components of our solutions. We do not have long-term agreements with these suppliers. If these parties do not perform their obligations, or if they cease to supply the components needed for our solutions, we may be unable to find other suppliers and our business would be seriously harmed. We cannot be sure that alternative sources for these components will be available when needed, or if available, that these components will be available on commercially reasonable terms. These sole suppliers include Motorola, which supplies microcontrollers for use in our Internet Location Manager, Micronet, which supplies our iDT devices, and Everex, which supplies our iLM-W device.

It is our practice to attempt to maintain no more than a three to nine month supply of microcontrollers, iDT devices and other components and devices needed for our solutions. Although we believe that we have sufficient quantities of such components and devices to last the next three to nine months, if any of our arrangements with our suppliers and manufacturers are terminated, if we are unable to obtain sufficient quantities of any products or components critical for our solutions, if the quality of these products or components is inadequate, or if the terms for supply of these products or components become commercially unreasonable, our search for additional or alternate suppliers and manufacturers could result in significant delays, added expense and our inability to maintain or expand our customer base. Any of these events could require us to take unforeseen actions or devote additional resources to provide our products and services and could harm our ability to compete effectively.

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

As of June 30, 2006, a limited number of stockholders own approximately 33% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of June 30, 2006, approximately 33% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

The table below presents the carrying value and related weighted average rate of return for our cash, cash equivalents and debt securities. The carrying values approximate fair values as of June 30, 2006 and December 31, 2005. As of June 30, 2006, debt securities consisted of $10.1 million with original maturity dates of 90 days or less and $81.1 million with original maturity dates of greater than 90 days. As of December 31, 2005, debt securities consisted of $25.8 million with original maturity dates of 90 days or less and $77.6 million with original maturity dates of greater than 90 days.

	Carrying value at June 30, 2006	Average rate of return at June 30, 2006	Carrying value at December 31, 2005	Average rate of return at December 31, 2005
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash, cash equivalents and marketable securities
Cash and cash equivalents—variable rate	$4,565	4.5%	$8,984	2.8%
Money market funds—variable rate	3,359	5.1%	7,030	3.6%
Cash and cash equivalents—fixed rate	2,206	5.1%	9,759	4.2%

Total cash and cash equivalents	10,130	4.8%	25,773	3.6%
Marketable securities—fixed rate	81,064	5.0%	77,643	4.1%

Total cash, cash equivalents and marketable securities	$91,194	4.9%	$103,416	4.0%

Foreign Currency Exchange

We transact business primarily in United States dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 primarily to perform research and development and customer support services. Operating expenses incurred by our subsidiary in the United Kingdom are denominated in British pounds and euros. This subsidiary was acquired as part of the Vidus acquisition and performs research and development, sales and marketing, and customer service activities. Operating expenses incurred in British pounds and Indian rupees exceed revenues generated in these currencies, which we do not hedge. A ten percent increase in the average exchange rates of these currencies would decrease our operating income by approximately 5.3%.

We hold fixed-price agreements denominated in United States dollars with certain of our foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, which manufactures the Internet Location Manager; Siemens AG, in Germany, which provides the modem for some versions of the iLM; Taiwan Semiconductor Manufacturing Company, in Taiwan, which manufactures our GPS digital receiver chips; and Micronet, in Israel, which supplies our iDT. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a ten percent increase in average exchange rates could increase our product costs by approximately 2.5%.

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

The fair value of this derivative instrument was estimated at $3.9 million at June 30, 2006, $4.1 million at March 31, 2006 and at $2.9 million at December 31, 2005. The change in the fair value of $135,000 and $(1.0) million was recorded in total other income (expense), net in the condensed consolidated statement of operations for the three and six months ended June 30, 2006, respectively.

Based on the highest ten consecutive trading days average closing price of the Company’s common stock of $5.73 per share through June 30, 2006, the aggregate top-up, as if determined on June 30, 2006, is $7.1 million. The top-up amount will further decrease if, and to the extent that, the average closing price of our common stock for any ten consecutive trading day period ending on or before September 25, 2006 is greater than $5.73 per share.

Item 4. Controls and Procedures.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 as amended (“Exchange Act”). As part of our evaluation, we considered factors such as whether data, if any, concerning significant changes to our business, new agreements entered into during the quarter, changes in relationships with suppliers and customers, new resource commitments, litigation matters, the material weaknesses described below and changes in accounting interpretations were disclosed in connection with the disclosure committee’s investigation of such matters. In addition, we considered the comments, if any, of process owners regarding their awareness of any matters that could give rise to additional disclosure.

Based upon that evaluation, as of June 30, 2006, our principal executive officer and principal financial officer concluded that, as a result of the material weaknesses in our internal control over financial reporting that have not been fully remediated, as described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and were not effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, we referenced the remediation plan that we commenced implementing prior to December 31, 2005 to help address the previously reported material weakness relating to non-recurring transactions. As of December 31, 2005, we had not fully remediated the material weakness related to the accounting for non-recurring transactions. During the second quarter of 2005, we commenced implementation of a remediation plan to supplement our existing processes to (a) identify internally such transactions occurring during a reporting period and (b) assess the accounting treatment to be used in connection with those transactions. These supplemental elements include (i) additional internal reviews of the underlying transactions and related accounting conclusions and (ii) the use of external consulting expertise to provide additional advice relating to our accounting interpretations. The phrase “external consulting expertise” means that the Company would engage the services of an independent registered public accounting firm or third party with appropriate accounting knowledge and expertise.

In addition, we did not accurately calculate, or perform a timely review of, our provision for income taxes.  This deficiency in internal control constituted a material weakness.

During the six months ended June 30, 2006, we implemented the following changes to help address previously reported material weaknesses:

•      We reviewed with the Audit Committee of the Board of Directors all accounting policies adopted or changed and significant management estimates;

•      We increased our internal resources by adding four additional certified public accountants to our finance staff;

•      We engaged external consulting expertise to assist management with its valuation and initial adoption of SFAS 123R and the preparation of the provision for income taxes; and

•      We increased the level of review and discussion of significant tax matters and supporting documentation with senior finance management.

During the quarter ended June 30, 2006, we accomplished a limited number of the measures set forth in our remediation plans. However, no change in our internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If the remedial measures described above are insufficient to address the identified material weaknesses, our financial statements may contain material misstatements. Among other things, any unremediated material weakness could result in material post-closing adjustments in future financial statements.

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

The certifications of our principal executive officer and principal financial officer required in accordance with Section 302 of the Sarbanes-Oxley Act are attached as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, and changes in internal control over financial reporting, referred to in the certifications. This Item 4 should be read in conjunction with the officer certifications for a more complete understanding of the topics presented.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. Based on our evaluation of these matters, we believe that these matters will not have a material adverse effect on our operations or financial position.

Item 1A. Risk Factors.

Except as set forth below, during the six months ended June 30, 2006, there were no material changes to the descriptions of the risk factors associated with our business previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2005 which is incorporated herein by reference.

A substantial portion of our revenue is attributable to a small number of customers, the loss of any one of which would harm our financial results.

For the three and six months ended June 30, 2006, three of our customers represented, in the aggregate, approximately 31% of our total revenues.  Approximately 16% and 15% of our total revenues for the three and six months ended June 30, 2006, respectively, were attributable to one customer, AT&T Inc. The loss of a significant volume of business from any of these customers could be expected to result in a material decrease in our total revenue and could negatively impact our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 8, 2006, we held our annual meeting of stockholders. The following summarizes the matters submitted to a vote of the stockholders:

1. The election of the following nominees to serve as members of our Board of Directors:

Nominee	Votes in Favor	Votes Against
Kris Chellam	48,365,726	9,848,019
James W. Davis	54,156,263	4,057,482

2. The ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2006:

Votes in Favor: 58,097,509	Votes Against: 90,646	Votes Abstaining: 25,589

The names of each director other than Mr. Chellam and Mr. Davis, whose term of office as a director continued after the annual meeting of stockholders is set forth below:

Krish Panu
Charles E. Levine
T. Peter Thomas

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