Form 10-Q
period 2006-09-30
@ROAD, INC
filed 2006-11-07
CIK 1109537

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Yes  ☐    No    ☒

As of November 1, 2006 there were 61,800,504 shares of the registrant’s Common Stock outstanding.

INDEX

PART I.	FINANCIAL INFORMATION	1
	Item 1. Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005 (As Restated)	2
	Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2006, December 31, 2005 and September 30, 2005 (As Restated)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2005 (As Restated)	4
	Notes to Condensed Consolidated Financial Statements	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	45
	Item 4. Controls and Procedures	46
PART II.	OTHER INFORMATION	48
	Item 1. Legal Proceedings	48
	Item 1A. Risk Factors	48
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49
	Item 3. Defaults Upon Senior Securities	49
	Item 4. Submission of Matters to a Vote of Security Holders	49
	Item 5. Other Information	49
	Item 6. Exhibits	49

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

@Road, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data) (unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$17,015	$25,773
Short-term investments	77,458	77,643
Accounts receivable, net	16,950	12,475
Inventories	17,146	6,087
Deferred product costs	16,512	16,187
Deferred tax assets	1,178	1,448
Prepaid expenses and other	1,740	2,566
Total current assets	147,999	142,179
Property and equipment, net	7,673	6,195
Deferred product costs	24,930	16,995
Deferred tax assets	41,000	39,843
Goodwill	13,341	13,341
Intangible assets, net	24,303	27,333
Other non-current assets	737	400

Total assets	$259,983	$246,286

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,744	$6,653
Accrued liabilities	8,975	8,751
Deferred revenue and customer deposits	20,379	15,495
Derivative instrument	6,899	1,457

Total current liabilities	46,997	32,356
Deferred revenue	22,813	17,333
Deferred tax liabilities	—	323
Derivative instrument	—	1,457
Other long-term liabilities	395	461
Total liabilities	70,205	51,930

Commitments and contingencies (Note 11)

Preferred stock, $0.001 par value, 10,000 shares authorized, 98 shares designated as redeemable preferred stock, shares issued and outstanding: 77 at September 30, 2006 and December 31, 2005	8,556	8,184

Stockholders’ equity:
Common stock, $0.0001 par value, 250,000 shares authorized, shares issued and outstanding: 61,760 at September 30, 2006 and 61,154 at December 31, 2005	270,051	265,347
Note receivable from stockholder	(4)	(7)
Accumulated other comprehensive loss	(23)	(78)
Accumulated deficit	(88,802)	(79,090)

Total stockholders’ equity	181,222	186,172

Total liabilities, redeemable preferred stock and stockholders’ equity	$259,983	$246,286

See notes to condensed consolidated financial statements.

@Road, Inc.
Condensed Consolidated Statements of Operations

(In thousands, except per share data) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		As Restated		As Restated
		(See Note 1)		(See Note 1)
Revenues:
Hosted	$21,201	$18,965	$61,806	$58,140
Licensed	3,954	6,004	11,295	7,447

Total revenues	25,155	24,969	73,101	65,587

Costs and expenses:
Cost of hosted revenue (excluding intangibles amortization included below)	11,369	10,238	33,716	28,989
Cost of licensed revenue (excluding intangibles amortization included below)	1,205	1,481	3,562	3,654
Intangibles amortization	1,010	1,010	3,030	2,477
Sales and marketing	5,359	5,496	16,783	15,975
Research and development	3,922	3,487	11,801	9,911
General and administrative	4,498	4,724	14,468	13,113
In-process research and development	—	—	—	5,640

Total costs and expenses	27,363	26,436	83,360	79,759

Loss from operations	(2,208)	(1,467)	(10,259)	(14,172)

Other (expense) income, net:
Interest income, net	1,204	781	3,317	2,128
Change in derivative instrument liability	(2,969)	4,845	(3,985)	772
Other income (expense), net	339	17	317	(135)

Total other (expense) income, net	(1,426)	5,643	(351)	2,765

Net (loss) income before income taxes	(3,634)	4,176	(10,610)	(11,407)
Benefit from income taxes	164	33,822	898	37,017
Net (loss) income	(3,470)	37,998	(9,712)	25,610
Preferred stock dividends	(127)	(124)	(377)	(305)

Net (loss) income attributable to common stockholders	$(3,597)	$37,874	$(10,089)	$25,305

Net (loss) income per share:
Basic	$(0.06)	$0.62	$(0.16)	$0.42

Diluted	$(0.06)	$0.61	$(0.16)	$0.41

Shares used in calculating net (loss) income per share:
Basic	61,721	60,740	61,484	59,571

Diluted	61,721	62,133	61,484	60,994

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Periods Ended September 30, 2006, December 31, 2005 (As Restated)

and September 30, 2005 (As Restated)

(In thousands) (unaudited)

	Common Stock		Note Receivable From	Accumulated Other Comprehensive	Accumulated	Stockholders’	Total Comprehensive
	Shares	Amount	Stockholder	Loss	Deficit	Equity	Income (Loss)
BALANCES, January 1, 2005	54,805	$232,016	$—	$(179)	$(107,001)	$124,836
Net income (As Restated) (See Note 1)					25,610	25,610	$25,610
Change in unrealized loss on short-term investments				114		114	114

Comprehensive income (As Restated) (See Note 1)							$25,724

Shares issued upon acquisition of Vidus, net of issuance costs of $478	5,454	24,228				24,228
Fully vested options issued upon acquisition of Vidus		531				531
Shares issued under employee stock purchase plan	295	849				849
Exercise of stock options	213	383				383
Issuance of note receivable to stockholder			(11)			(11)
Collection of note receivable from stockholder			3			3
Dividends on redeemable preferred stock		(305)				(305)
Tax benefit on the exercise of employee stock options		6,671				6,671

BALANCES, September 30, 2005 (As Restated) (See Note 1)	60,767	264,373	(8)	(65)	(81,391)	182,909
Net income					2,301	2,301	$2,301
Change in unrealized loss on short-term investments				(13)		(13)	(13)

Comprehensive income							$2,288

Shares issued under employee stock purchase plan	285	829				829
Exercise of stock options	102	195				195
Collection of note receivable from stockholder			1			1
Dividends on redeemable preferred stock		(131)				(131)
Tax benefit on the exercise of employee stock options		81				81

BALANCES, December 31, 2005	61,154	265,347	(7)	(78)	(79,090)	186,172
Net loss					(9,712)	(9,712)	$(9,712)
Change in unrealized loss on short-term investments				55		55	55

Comprehensive loss							$(9,657)

Shares issued under employee stock purchase plan	314	941				941
Exercise of stock options	292	763				763
Stock-based compensation		3,163				3,163
Collection of note receivable from stockholder			3			3
Dividends on redeemable preferred stock		(377)				(377)
Excess tax benefit on the exercise of employee stock options		214				214

BALANCES, September 30, 2006	61,760	$270,051	$(4)	$(23)	$(88,802)	$181,222

See notes to condensed consolidated financial statements.

@Road, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands) (unaudited)

	Nine Months Ended September 30,
	2006	2005
		As Restated
		(See Note 1)
Cash flows from operating activities:
Net (loss) income	$(9,712)	$25,610
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	5,467	4,319
Tax benefit on the exercise of employee stock options	—	6,671
Stock-based compensation	3,163	—
Change in derivative instrument liability	3,985	(772)
Provision for doubtful accounts and sales returns	(237)	58
Loss on disposal of property and equipment	74	48
Provision for inventory reserves	77	337
In-process research and development	—	5,640
Deferred taxes	(1,210)	(43,688)
Changes in assets and liabilities, net of effect of acquisition:
Accounts receivable	(4,238)	(6,607)
Inventories	(11,131)	(2,312)
Deferred product costs	(8,265)	(15,341)
Prepaid expenses and other	489	(571)
Accounts payable	4,091	2,589
Accrued and other liabilities	158	657
Deferred revenue and customer deposits	10,364	9,829

Net cash used in operating activities	(6,925)	(13,533)

Cash flows from investing activities:
Purchase of property and equipment	(3,989)	(3,101)
Purchase of short-term investments	(54,170)	(75,341)
Proceeds from the sale of short-term investments	54,410	125,723
Acquisition of Vidus, net of cash acquired	—	(6,851)

Net cash (used in) provided by investing activities	(3,749)	40,430

Cash flows from financing activities:
Proceeds from sale of common stock	1,704	1,232
Proceeds from payment on note receivable issued to stockholder	3	3
Payment for redemption of redeemable preferred stock	(5)	—
Excess tax benefit on the exercise of employee stock options	214	—
Net cash provided by financing activities	1,916	1,235

Net (decrease) increase in cash and cash equivalents	(8,758)	28,132
Cash and cash equivalents:
Beginning of period	25,773	14,494
End of period	$17,015	$42,626

Supplemental disclosure of cash flow information:
Dividends accrued on redeemable preferred stock	$377	$305
Change in unrealized loss on short-term investments, net of tax effects	$55	$114
Cash paid for income taxes	$116	$30
Non-cash investing and financing activities:
Issuance of common stock, redeemable preferred stock and options in connection with the acquisition of Vidus	$—	$38,155

See notes to condensed consolidated financial statements.

@Road, Inc.
Notes To Condensed Consolidated Financial Statements
(unaudited)

Note 1 —Summary of Significant Accounting Policies

Restatement of Financial Statements

Subsequent to December 31, 2005, the Company determined that its unaudited quarterly condensed consolidated financial statements for the periods ended March 31, 2005, June 30, 2005 and September 30, 2005 contained errors resulting from the improper accounting for the common and redeemable preferred stock issued in connection with the Company’s acquisition of Vidus Limited (“Vidus”) which was completed on February 18, 2005. See “Note 6—Derivative Financial Instrument Liabilities” for further discussion. The Company also identified an error in the benefit for income taxes related to the reversal of the valuation allowance.

The impact on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2005 was an increase in net income of $4.5 million and $402,000, respectively. As a result, the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2005 have been restated from the previously reported results to correct for these errors. The following is a summary of the significant effects of the restatement (in thousands, except per share data):

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	As Previously Reported	As Restated	Change	As Previously Reported	As Restated	Change
Change in derivative instrument liability	$—	$4,845	$4,845	$—	$772	$772
Total other income, net	798	5,643	4,845	1,993	2,765	772
Net (loss) income before income taxes	(669)	4,176	4,845	(12,179)	(11,407)	772
Benefit from income taxes	34,192	33,822	(370)	37,387	37,017	(370)
Net income	33,523	37,998	4,475	25,208	25,610	402
Net income attributable to common stockholders	$33,399	$37,874	$4,475	$24,903	$25,305	$402

Net income per share:
Basic	$0.55	$0.62	$0.07	$0.42	$0.42	$0.00
Diluted	$0.54	$0.61	$0.07	$0.41	$0.41	$0.00

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

In the opinion of management, the financial statements include all adjustments, consisting only of normal recurring adjustments (except for the adjustments to restate the financial statements for the three and nine months ended September 30, 2005 discussed above) necessary to fairly present the financial condition, results of operations, and cash flows for the periods presented. Results of operations for the periods presented are not necessarily indicative of results to be expected for any other interim period or for the full year. These condensed consolidated financial statements should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto in its Annual Report on Form 10-K/A for the year ended December 31, 2005, dated August 9, 2006 and filed with the SEC.

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

Revenue Recognition

The Company follows specific and detailed guidelines in recognizing revenue in accordance with the provisions of AICPA Statement of Position 97-2, Software Revenue Recognition, as amended by Statement of Position 98-4, Deferral of the Effective Date of the Provisions of SOP 97-2 and Statement of Position 98-9, Modification of SOP 97-2, as well as Accounting Research Bulletin No. 45, Long-Term Construction-Type Contracts and Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. The Company recognizes revenue when the price is fixed and determinable, persuasive evidence of an agreement exists, the obligations under any such agreement are fulfilled and collectibility is probable.

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

Licensed revenue associated with the fees for the license of the Company’s FSM Taskforce product and related customization and installation services is generally recognized using the percentage-of-completion method of accounting over the period that services are performed. For agreements accounted for under the percentage-of-completion method, the Company determines progress to completion based on actual direct labor hours incurred to date as a percentage of the estimated total direct labor hours required to complete the project. The Company evaluates the actual status of each project as of each balance sheet date to ensure that the estimates to complete each contract remain accurate. A provision for estimated losses on contracts is made in the period in which the loss becomes probable and can be reasonably estimated. To date, the Company has not incurred any such losses. If the amount of revenue recognized exceeds the amount billed to customers, the excess amount is recorded as unbilled accounts receivable. If the amount billed exceeds the amount of revenue recognized, the excess amount is recorded as customer deposits.

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

Comprehensive Loss

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources.  Accumulated other comprehensive loss was comprised of unrealized losses of $23,000 and $78,000 on short-term investments at September 30, 2006 and December 31, 2005, respectively.

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

Major Customers

For the three and nine months ended September 30, 2006 AT&T Inc. represented 16% of total revenues. For the three and nine months ended September 30, 2005, Verizon accounted for 12% and 14% and British Telecom represented 18% and 7% of total revenues, respectively. During the three and nine months ended September 30, 2006 and 2005, no other customer represented 10% or more of total revenues.

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for the Company beginning January 1, 2007. The Company has not yet completed its evaluation of the impact that adoption of FIN 48 will have on the Company’s condensed consolidated statement of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with FAS 154. SAB 108 is effective for the Company on December 31, 2006. The adoption of SAB 108 will not have an impact on our condensed consolidated statement of operations and financial condition.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“FAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, SFAS 157 simplifies and codifies fair value related guidance previously issued within generally accepted accounting principles (GAAP). SFAS 157, is effective for the Company beginning January 1, 2008. The Company has not yet completed its evaluation of the impact that adoption of SFAS 157 will have on the Company’s condensed consolidated statement of operations and financial condition.

Note 2 — Basic and Diluted Net (Loss) Income per Share

Basic net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income attributable to common stockholders for the period by the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares, composed of unvested restricted common stock and incremental common shares issuable upon the exercise of stock options, are included in diluted net (loss) income per share (using the treasury stock method) to the extent such shares are dilutive. Potentially dilutive shares that are anti-dilutive, as calculated based on the weighted average closing price of the Company’s common stock for the period, are excluded from the calculation of diluted net (loss) income per share. Common share equivalents are excluded from the computation in loss periods, as their effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted net (loss) income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income attributable to common stockholders (numerator)	$(3,597)	$37,874	$(10,089)	$25,305
Shares (denominator):
Basic weighted average common shares outstanding	61,721	60,740	61,484	59,571

Diluted
Dilution impact from option equivalent shares	—	1,350	—	1,399
Dilution impact from employee stock purchase plan	—	43	—	24

Shares used in computation	61,721	62,133	61,484	60,994

Net (loss) income per share
Basic	$(0.06)	$0.62	$(0.16)	$0.42
Diluted	$(0.06)	$0.61	$(0.16)	$0.41

For the periods presented, the Company had securities outstanding which could potentially dilute basic income per share in the future, but which were excluded from the computation of diluted net (loss) income per share in the periods presented, as their effect would have been anti-dilutive due to the Company being in a loss position or due to outstanding options with exercise prices greater than the average fair market value for the respective periods presented. Such outstanding securities consist of the following (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Outstanding options	10,327	5,100	10,327	4,944
Weighted average exercise price of outstanding options	$4.81	$6.81	$4.81	$7.05

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

At the time of issuance, the shares of redeemable preferred stock issued in the acquisition contained a provision whereby the redemption value may be increased based on the future price of the Company’s common stock (the “top-up” amount) and were recorded at fair value as required by SFAS No. 141, Business Combinations (“SFAS 141”) and Emerging Issues Task Force Issue No. 97-8, Accounting for Contingent Consideration Issued in a Purchase Business Combination (“EITF 97-8”). The fair value of the redeemable preferred stock was determined to be the aggregate of the redemption value of the preferred stock discounted at 6.5%, plus the estimated value of the embedded put and call options and the estimated top-up, discounted at the Company’s estimated cost of equity of 14.87%. See “Note 6—Derivative Financial Instrument Liability” and “Note 7—Redeemable Preferred Stock” for further discussion of the top-up.

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

The Company conducted its annual impairment test of its goodwill and other non-amortizing intangible assets as of August 31, 2006 and determined there was no impairment.

Pro Forma Financial Information

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

Nine Months Ended September 30, 2005
Revenue	$66,280
Net loss	22,925
Net loss attributable to common stockholders	22,551
Net loss per share
Basic	0.37
Diluted	0.36
Shares used in computing net income per share
Basic	60,530
Diluted	61,953

These results are not necessarily indicative of what the actual results of operations would have been if the acquisition of Vidus had in fact occurred on the dates or for the periods indicated, nor do they purport to project the results of operations for any future periods or as of any date. These results do not give effect to any cost savings, operating synergies, and revenue enhancements which may result from the acquisition of Vidus or the costs of achieving these cost savings, operating synergies, and revenue enhancements. The in-process research and development charge of approximately $5.6 million is included in the net loss attributable to common stockholders for the nine months ended September 30, 2005.

Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, generally two to ten years.

Intangible assets were as follows (in thousands):

	As of September 30, 2006			As of December 31, 2005
	Carrying Amount	Accumulated Amortization	Net	Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Core developed technology	$23,462	$(8,021)	$15,441	$23,462	$(6,641)	$16,821
Order backlog	5,500	(2,957)	2,543	5,500	(1,582)	3,918
Customer relationships	3,660	(591)	3,069	3,660	(316)	3,344

Total	32,622	(11,569)	21,053	32,622	(8,539)	24,083

Unamortized intangible assets:
Trademarks	3,250	—	3,250	3,250	—	3,250

Total intangible assets	$35,872	$(11,569)	$24,303	$35,872	$(8,539)	$27,333

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

For the three and nine months ended September 30, 2006, amortization of intangible assets was $1.0 million and $3.0 million, respectively, compared to $1.0 million and $2.5 million for the three and nine months ended September 30, 2005, respectively. The estimated future amortization expense of purchased intangible assets as of September 30, 2006 is as follows (in thousands):

Remainder of 2006	$1,010
2007	4,040
2008	2,458
2009	2,207
2010	2,207
Thereafter	9,131

Total	$21,053

Note 4 — Short-Term Investments

Short-term investments included the following available-for-sale securities at September 30, 2006 and December 31, 2005 (in thousands):

	As of September 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$41,063	$3	$(26)	$41,040
Municipal debt securities	33,327	—	—	33,327
Corporate debt securities	3,091	—	—	3,091

Total	$77,481	$3	$(26)	$77,458

	As of December 31, 2005
	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
U.S. Government debt securities	$39,276	$—	$(72)	$39,204
Municipal debt securities	36,802	—	(6)	36,796
Corporate debt securities	1,643	—	—	1,643

Total	$77,721	$—	$(78)	$77,643

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of September 30, 2006 and December 31, 2005, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of September 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government debt securities	$41,040	$(26)	$—	$—	$41,040	$(26)
Municipal debt securities	33,327	—	—	—	33,327	—
Corporate debt securities	3,091	—	—	—	3,091	—

Total	$77,458	$(26)	$—	$—	$77,458	$(26)

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government debt securities	$39,204	$(72)	$—	$—	$39,204	$(72)
Municipal debt securities	36,796	(6)	—	—	36,796	(6)
Corporate debt securities	1,643	—	—	—	1,643	—

Total	$77,643	$(78)	$—	$—	$77,643	$(78)

The Company reviews investments in debt securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. The decline in value of these investments is primarily related to changes in interest rates and is considered to be temporary in nature. When evaluating the investments, the Company considers whether it has the ability and intent to hold the investment until a market recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment, changes in the value subsequent to period-end and forecasted performance of the investee. The Company has reviewed those securities with unrealized losses as of September 30, 2006 and December 31, 2005 for other-than-temporary impairment, and has concluded that no other-than-temporary impairment existed as of September 30, 2006 and December 31, 2005.

Note 5 — Balance Sheet Components

Inventories consist of raw materials, work in process and finished goods, are stated at the lower of cost (average cost) or market and consist of (in thousands):

	As of September 30, 2006	As of December 31, 2005
Raw materials	$3,189	$1,796
Work in process	9,686	2,013
Finished goods	4,271	2,278

Total	$17,146	$6,087

Property and equipment, net consist of (in thousands):

	As of September 30, 2006	As of December 31, 2005
Computers and software	$17,113	$14,424
Manufacturing and office equipment	1,210	663
Furniture and fixtures	383	455
Leasehold improvements	1,305	695

Total	20,011	16,237
Accumulated depreciation and amortization	(12,338)	(10,042)

Property and equipment, net	$7,673	$6,195

Accrued liabilities consist of (in thousands):

	As of September 30, 2006	As of December 31, 2005
Accrued compensation and related benefits	$4,521	$3,629
Other accrued expenses	4,454	5,122
Total	$8,975	$8,751

Note 6 — Derivative Financial Instrument Liabilities

In connection with the Vidus acquisition, the Company issued shares of its Series B-1 and B-2 redeemable preferred stock with an embedded feature indexed to the Company’s common stock (the “top-up”) that is payable to the holders of the redeemable preferred stock upon redemption. See “Note 7 -Redeemable Preferred Stock” for further discussion. In accordance with SFAS 133, the top-up amount is considered a derivative instrument that should be bifurcated from the preferred stock host and recognized as either an asset or liability, depending on the rights and obligations under the contract, and should be measured at fair value. The Company accounts for changes in the fair value of the derivative instrument, which is not designated as a hedging instrument, through the current period earnings.

Based on the highest ten consecutive trading days average closing price of the Company’s common stock of $5.73 per share through September 25, 2006, per the terms of the acquisition, the final aggregate top-up amount payable upon redemption of the related preferred stock is $7.1 million.

The difference between the fair value of the derivative liability of $6.9 million and the final aggregate top-up amount of $7.1 million at September 30, 2006 represents the fair value of a portion of the derivative to be recognized over the period to the final preferred stock redemption date of February 18, 2007 for Series B-2 redeemable preferred stock.

Prior to the three months ended September 30, 2006, the Company used the Monte Carlo simulation of its stock price with the movements in its stock price following a geometric Brownian motion to value the derivative instrument that is recorded as a derivative liability. In valuing the embedded derivative, the Company used the market price of its common stock on the date of valuation, a historical volatility and the expected remaining period to the expiration date of the top-up period. The Company used the following valuation assumptions:

	As of	As of	As of	As of	As of	As of	As of
	June 30,	March 31	December 31,	September 30,	June 30,	March 31,	February 18,
	2006	2006	2005	2005	2005	2005	2005
Historical volatility	43%	47%	54%	66%	88%	88%	88%
Expected remaining period	3 months	6 months	9 months	12 months	15 months	15 months	15 months
Valuation date market price of common stock	$5.52	$5.07	$5.23	$4.59	$2.66	$4.10	$4.50
Risk-free interest rate	4.95%	4.75%	4.33%	3.97%	3.42%	3.32%	3.07%
Discount rate	15.30%	15.97%	16.07%	15.71%	15.16%	15.12%	14.87%

The fair value of this derivative instrument was $6.9 million at September 30, 2006 and was estimated at $3.9 million at June 30, 2006, $4.1 million at March 31, 2006 and $2.9 million at December 31, 2005. The change in the fair value of $(3.0) million and $(4.0) million was recorded in total other (expense) income, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006, respectively. The change in the fair value of $4.8 million and $772,000 was recorded in total other (expense) income, net in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005, respectively.

Note 7 — Redeemable Preferred Stock

On February 18, 2005, the Board of Directors of the Company authorized the creation of four series of preferred stock and designated approximately 44,000, 44,000, 5,000 and 5,000 shares as Series A-1, A-2, B-1 and B-2 preferred stock, respectively, of which approximately 23,000, 44,000, 5,000 and 5,000 shares of Series A-1, A-2, B-1 and B-2 preferred stock, respectively, were issued and outstanding as of September 30, 2006.

Dividends

The holders of the Series A-1, A-2, B-1 and B-2 preferred stock are entitled to receive dividends at the rate of $6.50 per share annually. The dividends accrue day to day, whether or not earned or declared, from February 18, 2005. The dividends are payable when and if declared by the Board of Directors or when shares are redeemed. Any accumulation of unpaid dividends on the preferred stock does not bear interest. Accrued dividends totaled $813,000 as of September 30, 2006.

Redemption

The holders of the Series A-1 and B-1 preferred stock may elect to redeem all or a portion of the shares at any time, and the holders of the Series A-2 and B-2 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2007.

Each share of Series A-1 and A-2 preferred stock is redeemable for an amount equal to (i) $100 plus (ii) all declared or accumulated but unpaid dividends. Each share of Series B-1 and B-2 preferred stock is redeemable for an amount equal to (i) $100, plus (ii) all declared or accumulated but unpaid dividends, plus (iii) the top-up amount of $731.

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

Voting

Each outstanding share of preferred stock is entitled to eleven (11) votes on all matters, voting with the shares of common stock as a class.

The following table illustrates the activity for each series of preferred stock through September 30, 2006 (in thousands):

	Series A-1	Series A-2	Series B-1	Series B-2	Total
Issued at fair value	$2,352	$4,424	$3,205	$2,937	$12,918
Reclass of bifurcated derivative instrument, at fair value at issuance	—	—	(2,719)	(2,451)	(5,170)
Amounts accrued for dividends for the nine months ended September 30, 2005	93	174	19	19	305
Balance September 30, 2005 (As Restated) (See Note 1)	$2,445	$4,598	$505	$505	$8,053
Amounts accrued for dividends for the three months ended December 31, 2005	38	75	9	9	131
Balance December 31, 2005	$2,483	$4,673	$514	$514	$8,184
Amounts accrued for dividends for the nine months ended September 30, 2006	116	215	23	23	377
Redemption of preferred stock	(5)	—	—	—	(5)
Balance September 30, 2006	$2,594	$4,888	$537	$537	$8,556

Note 8 — Common Stock

The Company’s Certificate of Incorporation, as amended, authorizes it to issue 250,000,000 shares of common stock. At September 30, 2006 and 2005 there were no shares subject to repurchase rights.

At September 30, 2006, the Company had reserved approximately 16,373,000 shares of common stock available for future issuance under its stock option plans, including approximately 10,327,000 shares related to outstanding stock options. In addition, the Company had reserved approximately 2,108,000 shares of common stock available for future issuance under the employee stock purchase plan.

Note 9 — Employee Benefit Plans

Adoption of SFAS 123R

The Company adopted the provisions of SFAS 123R, on January 1, 2006. Under SFAS 123R, stock-based compensation cost is measured at the grant date, based on the estimated fair value of the award at that date, and is recognized as expense over the employee’s requisite service period (generally over the vesting period of the award) on a straight-line basis. The Company has no awards with market conditions. The Company has one stock option grant under which the vesting schedule will accelerate upon the achievement of certain targets during the year ending December 31, 2006. If the performance conditions are not met during 2006, the options will fully vest five years after issuance. The fair value of this stock option grant is based on the market price of the Company’s stock on the grant-date and assumes that it is not probable that the performance conditions will be achieved. Compensation cost will be adjusted for subsequent changes in the expected outcome of performance-related conditions until the vesting date.

The Company adopted the provisions of SFAS 123R using a modified-prospective approach. Under the modified prospective approach, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized on a straight-line basis over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under SFAS 123 as adjusted for estimated forfeitures. The Company has elected to follow the tax law method of determining realization of excess tax benefits in accordance with SFAS 123R.

The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows:

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Stock-based compensation expense by type of award:
Employee stock options	$822	$2,528
Employee stock purchase plan	219	639
Amounts capitalized as inventory	(2)	(4)
Total stock-based compensation	$1,039	$3,163

Tax effect on stock-based compensation	$136	$606
Net effect on net (loss) income attributable to common stockholders	$903	$2,557

Effect on (loss) income per share:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04

The Company recorded $1.0 million of stock-based compensation expense in its condensed consolidated statement of operations for the three months ended September 30, 2006. A total of $562,000 of this expense relates to prior year awards vesting after January 1, 2006 and $477,000 relates to options granted after the adoption of SFAS 123R. For the nine months ended September 30, 2006, the Company recorded $3.2 million of stock-based compensation expense in its condensed consolidated statement of operations of which $2.4 million relates to prior year awards vesting after January 1, 2006 and $727,000 relates to options granted after the adoption of SFAS 123R.

As of September 30, 2006, there were $5.3 million of total unrecognized compensation cost related to non-vested stock-based employee compensation arrangements. The cost is expected to be recognized over a weighted-average period of 2.6 years. For the three and nine months ended September 30, 2006, stock-based compensation totaling $2,000 and $4,000, respectively, was capitalized as inventory.

Valuation Assumptions

The weighted-average estimated fair value of employee stock options granted during the three months ended September 30, 2006 and 2005 was $2.71 and $1.69 per share, respectively. The weighted-average estimated fair value of employee stock options granted during the nine months ended September 30, 2006 and 2005 was $2.86 and $2.26 per share, respectively. The Company calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions (annualized percentages):

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Stock option plans:
Volatility	68%	77%	68%	106%
Risk-free interest rate	4.8%	4.1%	4.8%	3.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	5.0	2.5	5.0	5.0
Forfeiture rate	27%	0%	27%	0%

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Employee stock purchase plans:
Volatility	57%	57%	72%	67%
Risk-free interest rate	5.0%	3.1%	4.7%	1.1%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	1.2	0.5	1.1	0.5

Expected volatility is determined using a 50% weighting to both historical volatility of the Company’s common stock over a period of 4.5 to 5.0 years following the Company’s initial public offering and implied volatility based on the Company’s traded stock options. The risk-free interest rate is calculated using zero coupon rates on treasury notes stripped principal for each grant date given the expected life. The dividend yield of zero is based on the fact that the Company expects to invest cash in operations and has never paid cash dividends on common stock. The expected life is calculated for the period from the Company’s initial public offering using the interval between the grant date and the exercise date weighted by the number of shares exercised. The expected life is adjusted for the anticipated behavior in relation to unexercised options.

As stock-based compensation expense recognized in the statements of operations for 2006 is based on awards ultimately expected to vest, it is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 27% as of September 30, 2006 based on weighted average historical forfeiture rates. Under the provisions of SFAS 123R, the Company will record additional expense if the actual forfeiture rate is lower than estimated, and will record a recovery of prior expense if the actual forfeiture rate is higher than estimated. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of SFAS 123R, the Company provided the disclosures required under SFAS 123 as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosures (“SFAS 148”).

For purposes of pro forma disclosures under SFAS 123 for the three and nine months ended September 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options’ vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net loss and loss per common share for the three and nine months ended September 30, 2005 were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income as reported	$37,998	$25,610
Add: stock-based employee compensation expense included in reported net loss, net of tax effect	—	—
Less: stock-based employee compensation expense determined under fair value based method, net of tax effect	(441)	(4,038)

Pro forma net income	37,557	21,572
Preferred stock dividends	(124)	(305)

Pro forma net income attributable to common stockholders	$37,433	$21,267

Basic net income per share:
As reported	$0.62	$0.42

Pro forma	$0.62	$0.36

Diluted net income per share:
As reported	$0.61	$0.41

Pro forma	$0.60	$0.35

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

The following table summarizes activity under the Company’s equity incentive plans for the nine months ended September 30, 2006 (in thousands, except per share amounts):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	9,571	$4.81
Granted	1,714	4.76
Exercised	(292)	2.60
Canceled	(666)	5.70
Outstanding at September 30, 2006	10,327	$4.81	7.0	$18,019
Vested and expected to vest at September 30, 2006	10,215	$4.91	7.0	$17,794
Options exercisable at September 30, 2006	6,273	$5.22	5.8	$11,226

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the 8.3 million options that were in-the-money at September 30, 2006. As of September 30, 2006, the closing price of the Company’s common stock was $5.84 per share. In-the-money options are options with an exercise price lower than the $5.84 closing price. Out-of-the-money options are options with an exercise price greater than the $5.84 closing price. The total intrinsic values of options exercised during the three and nine months ended September 30, 2006 was $150,000 and $747,000 respectively, compared to $86,000 and $360,000, respectively, for the same periods in 2005. The intrinsic value is determined as of the date of option exercise. The total cash received from employees as a result of employee stock option exercises during the three months ended September 30, 2006 and 2005 was approximately $193,000 and $103,000, respectively. The total cash received from employees as a result of employee stock option exercises during the nine months ended September 30, 2006 and 2005 was approximately $763,000 and $383,000, respectively.

Additional information regarding options outstanding as of September 30, 2006 is as follows (shares in thousands):

			Options Outstanding			Options Exercisable
Exercise Price			Number	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.07	–	1.63	714	3.7	$1.20	714	$1.20
1.97	–	2.00	824	4.9	2.00	824	2.00
2.07	–	3.40	1,155	8.2	2.93	479	2.86
3.47	–	3.69	1,224	6.9	3.57	725	3.61
3.85	–	4.18	1,247	8.2	4.00	392	4.04
4.21	–	4.40	1,050	9.8	4.39	63	4.32
4.48	–	5.05	1,261	6.8	4.87	914	4.96
5.14	–	6.38	923	8.3	5.50	233	5.54
6.40	–	9.00	936	5.6	7.69	936	7.69
9.90	–	14.58	993	6.0	11.48	993	11.48
			10,327	7.0	$4.81	6,273	$5.22

	Options Exercisable		Options Unexercisable		Total Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
In-the-money	4,292	$3.22	3,973	$4.13	8,265	$3.66
Out-of-the-money	1,981	9.55	81	6.17	2,062	9.41
Total options outstanding	6,273	$5.22	4,054	$4.17	10,327	$4.81

The Company settles employee stock option exercises with newly issued common shares.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan for all eligible employees. This plan is considered compensatory under SFAS 123R. Under the plan, shares of its common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may purchase up to 1,800 shares having a value not exceeding 20% of their gross compensation during an offering period. During the nine months ended September 30, 2006, employees purchased approximately 314,000 shares at an average price of $3.02 per share.  During the nine months ended September 30, 2005, employees purchased approximately 295,000 shares at an average price of $2.88 per share. At September 30, 2006, approximately 2,108,000 shares of common stock were reserved for future issuance. The Company’s employee stock purchase plan contains a provision that automatically increases, on each January 1, the number of shares reserved for issuance under the employee stock purchase plan by the lesser of 900,000 or two percent of the total shares outstanding on the last day of the preceding year.

Receivable from Sales of Stock

As a result of the Vidus acquisition, the Company has one note receivable outstanding from an employee that is secured by common stock. The note receivable totals $4,000 at September 30, 2006, which will be fully paid by 2007.

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

Effective with the acquisition of Vidus, the Company reports the results of its operations in two segments: Hosted and Licensed. The segments are managed separately because each offers different products and serves different markets. The Hosted segment provides field force management (“FFM”) and field asset management (“FAM”) solutions that connect mobile workers in the field to corporate data on demand, help measure overall mobile workforce performance and manage mobile assets. The Licensed segment provides customers with the Company’s field service management (“FSM”) Taskforce solution which is designed to enable a predictable and reliable customer experience from commitment to service fulfillment; and to help synchronize call center and field service operation.

The financial information used by the Company’s chief operating decision-maker includes net revenue from external customers, gross margins and net loss for each of these segments.

Information about operations by reporting segment is as follows (in thousands):

	Three Months Ended September 30,
	2006			2005
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated
Net revenues from external customers	$21,275	$3,880	$25,155	$18,965	$6,004	$24,969
Cost of revenues	11,370	1,204	12,574	10,238	1,481	11,719
Intangibles amortization	—	1,010	1,010	—	1,010	1,010

Gross margin	$9,905	$1,666	$11,571	$8,727	$3,513	$12,240

Gross margin percentage	47%	43%	46%	46%	59%	49%

Net (loss) income before income taxes	$(2,334)	$(1,300)	$(3,634)	$4,277	$(101)	$4,176
(Provision for) benefit from income taxes	(437)	601	164	34,593	(771)	33,822

Net (loss) income	$(2,771)	$(699)	$(3,470)	$38,870	$(872)	$37,998

Depreciation	$665	$161	$826	$503	$192	$695

	Nine Months Ended September 30,
	2006			2005
	Hosted	Licensed	Consolidated	Hosted	Licensed	Consolidated
Net revenue from external customers	$61,880	$11,221	$73,101	$58,140	$7,447	$65,587
Cost of revenue	33,661	3,617	37,278	28,989	3,654	32,643
Intangibles amortization	—	3,030	3,030	—	2,477	2,477

Gross margin	$28,219	$4,574	$32,793	$29,151	$1,316	$30,467

Gross margin percentage	46%	41%	45%	50%	18%	46%

Net (loss) income before income taxes	$(3,926)	$(6,684)	$(10,610)	$2,473	$(13,880)	$(11,407)
(Provision for) benefit from income taxes	(1,608)	2,506	898	34,593	2,424	37,017

Net (loss) income	$(5,534)	$(4,178)	$(9,712)	$37,066	$(11,456)	$25,610

Depreciation	$1,907	$530	$2,437	$1,446	$397	$1,843

Revenues are attributed to countries based on the location of the customer.  The distribution of revenue by geographic area was summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue from Unaffiliated Customers:
United States and Canada	$21,275	$19,240	$61,931	$58,415
Europe	3,880	5,729	11,170	7,172
	$25,155	$24,969	$73,101	$65,587

Long-lived assets are allocated among geographies based upon the country in which the long-lived asset is located or owned.

The distribution of long-lived assets by geographic area was summarized as follows (in thousands):

	September 30,	December 31,
	2006	2005
Long-Lived Assets, Net:
United States	$6,215	$5,184
United Kingdom	38,444	41,773
India	1,395	312

	$46,054	$47,269

Note 11 — Commitments and Contingencies

Lease Commitments

The following table represents the future minimum lease payments under non-cancelable operating and capital leases as of September 30, 2006 (in thousands).

Remainder of 2006	$512
2007	2,006
2008	1,798
2009	1,747
2010	1,044
Thereafter	634
Total minimum lease payments	$7,741

The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Rent expense was approximately $540,000 and $598,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately $1.6 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively.

The Company has future minimum lease payments for capital and financing leases for office equipment and furniture in the amount of $54,000 included in the table above.

On February 1, 2006, the Company entered into a lease for its future research and development and customer service center from February 2006 through January 2009, occupying 37,910 square feet in Chennai India. The total minimum future lease payments are included in the table above.

Purchase Commitments

At September 30, 2006, the Company had non-cancelable inventory purchase commitments totaling approximately $2.8 million and other purchase obligations totaling approximately $4.9 million.

Legal Proceedings

From time to time, the Company is subject to claims in legal proceedings arising in the normal course of business. Based on an evaluation of these matters, the Company believes that these matters will not have a material effect on the results of operations or financial position of the Company.

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

In general, the Company provides its customers a 12-month limited warranty that the hardware furnished under the hosted agreements will be free from defects in materials and workmanship and will substantially conform to the specifications for such hardware. The Company’s policy is to expense such costs as incurred. To date, the Company has incurred minimal costs related to this limited warranty obligation. The Company also provides its European customers with the longer of the European Union statutory warranty of 90 days or country specific warranty of up to 365 days. If the warranty is invoked, the Company may be required to correct errors in its software rather than refund any fees under the arrangement. As of September 30, 2006, this warranty has not been invoked by any of the Company’s customers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the three months ended June 30, 2006, our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, our Annual Report on Form 10-K/A for the year ended December 31, 2005 and in our other filings with the SEC. Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements involving risks and uncertainties that could cause actual results to differ materially from those in such forward-looking statements. Numerous factors, risks and uncertainties affect our operating results and could cause our actual results to differ materially from forecasts and estimates or from any other forward-looking statements made by us or on our behalf and there can be no assurance that future results will meet expectations, estimates or projections. Further information regarding these and other risks is included in this Quarterly Report on Form 10-Q under the section below entitled “Factors that Could Affect Future Results,” elsewhere in this Quarterly Report on form 10-Q and in our other filings with the SEC.

Overview

We are a leading provider of mobile resource management (“MRM”) solutions, a category of business productivity solutions designed to enable the effective management of mobile resources. Our MRM solutions allow customers to improve productivity by enabling the effective management of the activities of their mobile workers, assets, goods and services. Currently, we market and sell our solutions to a range of customers in North America, Europe and Australia. We offer Field Force Management (“FFM”) solutions, including our GeoManagerSM, PathwaySM and PorticoSM solutions, designed to help companies better manage their mobile workers; Field Service Management (“FSM”) solutions, such as our TaskforceTM software, designed to help companies better manage their mobile workers’ work; and Field Asset Management (“FAM”) solutions, such as vehicle diagnostics and status sensors, designed to help companies better manage their mobile workers’ assets in the field. At September 30, 2006, approximately 193,000 mobile resources were enabled with our solutions, on either a subscription or a per seat license basis.

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

Subsequent to December 31, 2005, we determined that our condensed consolidated financial statements contained errors resulting from the improper accounting for the common and redeemable preferred stock issued in connection with the Vidus acquisition. We also identified an error in the benefit for income taxes. Accordingly, the unaudited quarterly financial data for the three and nine months ended September 30, 2005 presented herein has been restated. The impact on our condensed consolidated statements of operations for the three and nine months ended September 30, 2005 was an increase in net loss of $4.5 million and $402,000, respectively.

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

Revenue recognized in any period is dependent on our progress toward completion of projects in progress. For projects that were in progress and not complete as of September 30, 2006 and 2005, the following table illustrates the total direct labor hours incurred as a percentage of estimated total direct labor hours required to complete these projects.

	Nine Months Ended September 30,
	2006	2005
Total direct labor hours incurred to date as a % of estimated total direct labor hours required to complete projects	85%	—%

Significant management judgment and discretion are used to estimate total direct labor hours. Any changes in or deviations from these estimates could have a material effect on the amount of revenue we recognize in any period. Based on our results for the three and nine months ended September 30, 2006, a ten percent deviation from our estimated total direct labor hours required to complete projects uncompleted at September 30, 2006 would have resulted in an insignificant increase or decrease in net loss attributable to common stockholders.

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

Pursuant to Emerging Issues Taskforce Issue 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (“EITF 06-3”), we elected to present taxes collected from customers and remitted to governmental authorities net in our financial statements consistent with our historical presentation of this information.

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-Based Payment (“SFAS 123R”), on January 1, 2006. During the three and nine months ended September 30, 2006, we recorded stock-based compensation expense of $1.0 million and $3.2 million, respectively, in accordance with SFAS 123R. The current period stock-based compensation recognized is based on the amortization of the fair value of stock options as determined on their date of grant using a Black-Scholes option valuation model. The estimate of fair value under the Black-Scholes option valuation model is based upon certain assumptions including stock price volatility, risk-free interest rate, dividend yield, expected life in years and forfeiture rate.

Expected volatility for the three and nine months ended September 30, 2006 of 68% is determined using a 50% weighting for both historical volatility of our common stock over a period of 4.5 to 5.0 years following our initial public offering and implied volatility based on our traded stock options. If our stock price volatility were to change by 10%, the weighted average estimated fair value of stock options granted during both the three and nine months ended September 30, 2006 would change by 6%.

The expected life for both the three and nine months ended September 30, 2006 of 5.0 years is calculated for the period from our initial public offering using the interval between the grant date and the exercise date weighted by the number of shares exercised. The expected life is adjusted for the anticipated behavior in relation to unexercised options. If the expected life were to change by 10%, the weighted average estimated fair value of stock options granted during both the three and nine months ended September 30, 2006 would change by 4%.

We are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. The forfeiture rate for both the three and nine months ended September 30, 2006 was 27%, calculated based on a weighted average historical forfeiture rate. If the actual forfeiture rate is higher than the original estimate, we will record a recovery of prior expense. If the actual forfeiture rate is lower than the original estimate, we will record additional expense.

The Company has elected to follow the tax law method of determining realization of excess tax benefits in accordance with SFAS 123R.

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

At September 30, 2006, our goodwill totaled $13.3 million and our identifiable intangible assets totaled $24.3 million. In accordance with the provisions of SFAS 142, Goodwill and Other Intangible Assets, we assess the impairment of goodwill and indefinite lived identifiable intangible assets of our reporting units at least annually, or more often if events or changes in circumstances indicate that the carrying value may not be recoverable. This assessment is based upon a discounted cash flow analysis and analysis of our market capitalization. The estimate of cash flow is based upon, among other things, certain assumptions about expected future operating performance and an appropriate discount rate determined by our management. Our estimates of discounted cash flows may differ from actual cash flows due to, among other things, economic conditions, changes to the business model or changes in operating performance.

Significant differences between these estimates and actual cash flows could materially affect our future financial results. We conducted our annual impairment test of our goodwill and other non-amortizing intangible assets as of August 31, 2006 and determined there was no impairment. During the fourth quarter of 2005, we determined that the acquired Vidus trade name was impaired and as a result, reduced the carrying value of the trade name to zero. There were no events or circumstances during the three and nine months ended September 30, 2006 indicating that a further assessment was necessary.

Allowance for Doubtful Accounts

Historically, we have had a significant number of small- to medium-sized companies utilizing our solutions. These customers are involved in diverse businesses. Our payment arrangements with customers generally provide 30 to 45 day payment terms. When customers contract with us, we assess their creditworthiness.

The nature of our relationship with customers is inherently long-term and we have extended and may extend payment terms on an exception basis. We regularly review our customers’ ability to satisfy their payment obligations and provide an allowance for doubtful accounts for specific receivables that we believe are not collectible. When these conditions arise, we suspend recognition of revenue until collection becomes probable or cash is collected. Beyond these specific customer accounts, we record an allowance based on the size and age of all receivable balances against which we have not established a specific allowance, current economic trends and historical experience with collections. The following table illustrates the allowance for doubtful accounts as a percentage of gross accounts receivable as of September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Gross accounts receivable	$17,089	$12,851
Allowance for doubtful accounts	$139	$376
Allowance for doubtful accounts as a % of gross accounts receivable	0.8%	2.9%

Historically, our actual losses and credits have been consistent with these provisions. We believe that we can make reliable estimates for doubtful accounts; however, the size and diversity of our customer base, as well as overall economic conditions, may affect our ability to accurately estimate bad debt expense. Based on our results for the three and nine months ended September 30, 2006, a ten basis point deviation in the allowance for doubtful accounts as a percentage of gross accounts receivable would have resulted in an insignificant increase or decrease in net loss attributable to common stockholders.

Deferred Tax Assets

We have substantial deferred tax assets that relate to prior periods’ losses, primarily in the United States and the United Kingdom. We evaluate these deferred tax assets in each tax jurisdiction by estimating the likelihood of generating future profits to realize these assets. In both jurisdictions, we have concluded that it is more likely than not that we will generate sufficient future taxable income to realize these deferred tax assets. A valuation allowance has been established for deferred tax assets which we do not believe meet the more likely than not criteria established by Statement of Financial Account Standards No. 109, Accounting for Income Taxes. This evaluation of whether it is more likely than not that such deferred tax assets will be realized must be continuously evaluated due to changes in market conditions, changes in tax laws, tax planning strategies or other factors. To the extent we establish a valuation allowance or change the allowance in a period, we will reflect the change with a corresponding increase or decrease in our tax provision in our condensed consolidated statements of operations. At September 30, 2006, we maintained a valuation allowance on certain state net operating losses and state tax credits based on our assessment that it is more likely than not that the deferred tax asset related to these items will not be realized. The deferred tax asset, net of a valuation allowance of $312,000, totaled $48.4 million as of September 30, 2006 and was partially offset by deferred tax liabilities of $6.2 million.

RESULTS OF OPERATIONS

The three and nine months ended September 30, 2006 and 2005.

Hosted revenue, cost of hosted revenue, hosted gross margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Hosted revenue	$21,201	$18,965	$61,806	$58,140

Cost of hosted revenue	11,369	10,238	33,716	28,989

Hosted gross margin	$9,832	$8,727	$28,090	$29,151

Hosted gross margin percentage	46%	46%	45%	50%

Hosted revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Hosted revenue	$21,201	12%	$18,965	$61,806	6%	$58,140
As a percentage of total revenues	84%		76%	85%		89%

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

As new subscribers purchase our in-vehicle hardware devices or as existing subscribers choose to purchase new in-vehicle hardware devices, the amount of deferred revenue recognized ratably over the customer contract period increases. This effect is tempered by subscribers purchasing solutions that are deployed through the use of a mobile telephone installed with our software application because we do not sell those devices and, therefore, do not recognize any revenues from sales of mobile telephones. A similar tempering effect may occur when a subscriber exceeds its initial contract period because recognition of deferred revenue is complete.

We describe arrangements in which customers contract directly with wireless carriers for the wireless airtime component of our solutions as “unbundled.” Conversely, we describe arrangements in which we contract directly with customers for the wireless airtime portion as “bundled.” The nature of our relationship with the wireless carriers dictates whether we will be entering into a bundled or unbundled arrangement with a customer. Selection of the appropriate protocol is related primarily to optimal wireless coverage for a specific subscriber area of operation. We have observed an increase in the proportion of new subscribers being added on an unbundled basis, resulting in decreased revenue from such subscribers. Unbundled subscribers represented approximately 65% and 63% of our total subscribers at September 30, 2006 and 2005, respectively. We expect that this trend will continue through the next 12 to 18 months.

For the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005, hosted revenue increased as the number of subscribers using our solutions increased. As of September 30, 2006 and 2005, the proportion of our subscribers under long-term contracts was 83% and 81%, respectively. Average monthly hosted revenue per subscription was approximately $45.87 for the three months ended September 30, 2006, up from $43.29 for the same period in 2005. The increase of $2.58 is primarily the result of new subscribers being added utilizing higher cost in-vehicle hardware devices. Average monthly hosted revenue per subscription was approximately $46.13 for the nine months ended September 30, 2006, down from $46.52 for the same period in 2005. The decrease of $0.39 is primarily the result of new subscribers being added utilizing an unbundled arrangement, tempered by the increased cost of higher in-vehicle hardware devices.

Cost of hosted revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Cost of hosted revenue	$11,369	11%	$10,238	$33,716	16%	$28,989
As a percentage of hosted revenues	54%		54%	55%		50%

Cost of hosted revenue consists of the amortization of the deferred cost of the in-vehicle enabling hardware devices; costs associated with the final assembly, testing, provisioning, delivery and installation of hardware and other costs such as provisions for inventory and repair costs; and expenses related to the delivery and support of our solutions. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, cost of hosted revenue increased primarily as a result of increases in amortization of deferred product costs of $808,000, warranty and repair charges of $379,000, employee-related expenses of $279,000, equipment depreciation of $153,000, employee stock based compensation expense as a result of the adoption of SFAS 123R of $125,000, partially offset by decreases in the change in the provision for inventory valuation of $271,000 and airtime usage of $191,000.

 For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, cost of hosted revenue increased primarily as a result of increases in amortization of deferred product costs of $2.7 million, warranty and repair charges of $1.6 million, employee-related expenses of $1.2 million, equipment depreciation of $372,000 and employee stock based compensation expense as a result of the adoption of SFAS 123R of $340,000, partially offset by decreases in the change in the provision for inventory valuation of $692,000, airtime usage of $577,000 and product repair and refurbishment costs of $203,000.

Cost of hosted revenue headcount increased to 203 at September 30, 2006 from 202 at September 30, 2005. We expect cost of hosted revenue to increase during the next 12 months, primarily resulting from headcount increases.

Hosted gross margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Hosted gross margin	$9,832	13%	$8,727	$28,090	(4)%	$29,151
As a percentage of hosted revenues	46%		46%	45%		50%

For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, hosted gross margin remained constant primarily due to a fixed cost base on increased revenue offset by higher warranty and repair costs relating to our continuing customers. For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, hosted gross margins decreased primarily due to the termination of Verizon as a customer, a fixed cost base and higher warranty and repair costs relating to our continuing customers.

Direct expenses generally increase at a rate proportional to the growth in our subscribers. Personnel costs and depreciation expense generally increase at a rate slower than the growth rate of our subscribers. As a result, we expect that our hosted gross margin will increase during the next 12 months.

Licensed revenue, cost of licensed revenue and licensed gross margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Licensed revenue	$3,954	$6,004	$11,295	$7,447

Cost of licensed revenue (excluding intangibles amortization included below)	1,205	1,481	3,562	3,654
Intangibles amortization	1,010	1,010	3,030	2,477

Total cost of licensed revenue	2,215	2,491	6,592	6,131

Licensed gross margin	$1,739	$3,513	$4,703	$1,316

Licensed gross margin percentage	44%	59%	42%	18%

Licensed revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Licensed revenue	$3,954	(34)%	$6,004	$11,295	52%	$7,447
As a percentage of total revenues	16%		24%	15%		11%

Licensed revenue is comprised of license fees, installation, training and PCS service fees relating to our FSM solution, acquired in connection with our acquisition of Vidus in February 2005. Licensed revenue decreased for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to the inclusion in the three months ended September 30, 2005 of $2.2 million relating to the successful resolution of certain contract commitments. Licensed revenue increased for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to an increase in consulting services provided to existing customers and because the 2005 licensed revenue only included licensed revenue from the February 18, 2005 acquisition date through September 30, 2005. The number of licensed users of our FSM solution totaled approximately 32,000 and 30,000 at September 30, 2006 and 2005, respectively.

Cost of licensed revenue (excluding intangibles amortization)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Cost of licensed revenue (excluding intangibles amortization)	$1,205	(19)%	$1,481	$3,562	(3)%	$3,654
As a percentage of licensed revenues	30%		25%	32%		49%

Cost of licensed revenue (excluding intangibles amortization) consists of employee related expenses in relation to installation services and the support of our ongoing PCS commitments. The decrease in cost of licensed revenue for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 is primarily due to decreases in employee-related expenses of $186,000 and travel expenses of $118,000.

The decrease in cost of licensed revenue for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is primarily due to a decrease in travel expenses of $228,000.

Cost of licensed revenue headcount decreased to 33 at September 30, 2006 from 42 at September 30, 2005. We expect the cost of licensed revenue to remain relatively flat over the next twelve months.

Licensed gross margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Licensed gross margin	$1,739	(50)%	$3,513	$4,703	257%	$1,316
As a percentage of licensed revenues	44%		59%	42%		18%

Licensed gross margin decreased to 44% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 primarily due to the inclusion in the three months ended September 30, 2005 of $2.2 million relating to the successful resolution of certain contract commitments. Licensed gross margin increased to 42% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 primarily due to an increase in licensed revenues and a fixed cost base. Direct expenses generally increase at a rate proportional to the growth in our end users. Personnel costs and depreciation expenses generally increase at a rate slower than the growth rate of our end users. We expect our licensed gross margin to increase during the next twelve months.

Intangibles amortization

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Intangibles amortization	$1,010	0%	$1,010	$3,030	22%	$2,477
As a percentage of total revenues	4%		4%	4%		4%

For the three and nine months ended September 30, 2006 and 2005, intangibles amortization related to the intangible assets acquired in connection with the purchase of Vidus in February 2005. These costs are being amortized over their estimated useful lives of three to ten years.

Amortization of intangible assets is expected to be $4.0 million in 2006 and 2007, after which it is expected to decrease as the intangible assets become fully amortized.

Sales and marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Sales and marketing	$5,359	(2)%	$5,496	$16,783	5%	$15,975
As a percentage of total revenues	21%		22%	23%		24%

Sales and marketing expenses consist of employee salaries, sales commissions, marketing and promotional expenses. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, sales and marketing expenses decreased primarily as a result of decreases in employee-related expenses of $239,000, consulting expenses of $115,000, and travel expenses of $91,000 partially offset by an increase in employee stock based compensation expense as a result of the adoption of SFAS 123R of $358,000.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, sales and marketing expenses increased primarily as a result of increases in employee stock based compensation expense as a result of the adoption of SFAS 123R of $925,000 and employee-related expenses of $550,000 partially offset by decreases in consulting expense of $479,000 and marketing expense of $219,000.

Sales and marketing headcount decreased to 117 at September 30, 2006 from 132 at September 30, 2005. We anticipate that sales and marketing expenses will increase in future periods as we expand our sales and marketing efforts including, but not limited to, promotional expenses related to new solutions.

Research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Research and development	$3,922	12%	$3,487	$11,801	19%	$9,911
As a percentage of total revenues	16%		14%	16%		15%

Research and development expenses consist of employee salaries and expenses related to development personnel and consultants, as well as expenses associated with software and hardware development. For the three months ended September 30, 2006 compared to the three months ended September 30, 2005, research and development expenses increased primarily as a result of an increase in employee stock based compensation expense as a result of the adoption of SFAS 123R of $276,000.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, research and development expenses increased primarily as a result of increases in employee-related expenses of $1.0 million and employee stock based compensation expense as a result of the adoption of SFAS 123R of $708,000.

Research and development headcount increased to 155 at September 30, 2006 from 136 at September 30, 2005. We anticipate that research and development expenses will increase in future periods as we develop and introduce new solutions and as a result of increases in employee-related expenses associated with those solutions.

General and administrative

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

General and administrative	$4,498	(5)%	$4,724	$14,468	10%	$13,113
As a percentage of total revenues	18%		19%	20%		20%

General and administrative expenses consist of employee salaries and related expenses for executive and administrative costs, accounting and professional fees, recruiting costs and allowance for doubtful accounts. For the three months ended September 30,

2006 compared to the three months ended September 30, 2005, general and administrative expenses decreased primarily as a result of decreases in employee-related expenses of $256,000, the provision for doubtful accounts of $531,000, and travel expenses of $109,000 partially offset by increases in employee stock based compensation expense as a result of the adoption of SFAS 123R of $232,000 and legal expenses of $361,000.

For the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, general and administrative expenses increased primarily as a result of increases in employee stock based compensation expense as a result of the adoption of SFAS 123R of $1.1 million, legal fees of $501,000, accounting and professional fees of $406,000 and accounts receivable collection costs of $241,000  partially offset by decreases in employee-related expenses of $455,000, facility costs of $200,000 and travel expenses of $193,000.

General and administrative headcount decreased to 80 at September 30, 2006 from 101 at September 30, 2005. We expect that general and administrative expenses will remain relatively flat in future periods.

The allowance for doubtful accounts was $139,000 and $884,000 as of September 30, 2006 and 2005, respectively.  The decrease in the allowance is primarily due to non-recurring favorable adjustments as a result of improvements in the collection history relating to our customer base that occurred during 2006. We anticipate that the allowance for doubtful accounts will remain relatively stable in future periods.

In-process research and development

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

In-process research and development	$—	—%	$—	$—	(100)%	$5,640
As a percentage of total revenues	0%		0%	0%		9%

For the nine months ended September 30, 2005, in-process research and development consisted of research projects undertaken by Vidus prior to its acquisition by us that had not reached technological feasibility and had no alternative future use at the time of the acquisition of Vidus. In order to achieve technological feasibility, we estimated the time required to complete the projects to cost approximately $5.7 million. We estimated the fair value assigned to in-process research and development using the income approach, which discounts to present value the cash flows expected to be attributable to the technology once it reaches technological feasibility using a discount rate of 40%. The stages of completion were determined by estimating the costs and time incurred to date relative to the costs and time expected to be incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The weighted average stage of completion for all projects, in the aggregate, was approximately 80% as of the acquisition date. Cash flows from sales of products incorporating those technologies commenced in 2005. In 2005, expenditures to complete the acquired in-process research and development approximated the original estimates.

Stock-based compensation

On January 1, 2006, we adopted SFAS 123R on a modified prospective basis, which requires the application of the accounting standard to all share-based awards issued on or after January 1, 2006 and any outstanding share-based awards that were issued in prior years but not vested as of January 1, 2006, as adjusted for estimated forfeitures. The following table indicates the impact of SFAS 123R on our statements of operations for the three and nine months ended September 30, 2006.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005
Stock-based compensation:
Cost of hosted revenues	$125	100%	$—	$340	100%	$—
Cost of licensed revenues	48	100%	—	120	100%	—
Sales and marketing	358	100%	—	925	100%	—
Research and development	276	100%	—	708	100%	—
General and administrative	232	100%	—	1,070	100%	—
Total stock-based compensation	$1,039		$—	$3,163		$—
As a percentage of total revenues	4%		0%	4%		0%

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

During the three and nine months ended September 30, 2006, we recorded stock-based compensation related to stock options of $820,000 and $2.5 million, respectively, and related to the employee stock purchase plan of $219,000 and $639,000, respectively. During the three and nine months ended September 30, 2006, there were 314,000 shares purchased under the employee stock purchase plan compared to 295,000 shares purchased under the employee stock purchase plan during the same periods in 2005.

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

As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $5.3 million and will be recognized over an estimated weighted average amortization period of 2.6 years. For the three and nine months ended September 30, 2006, stock-based compensation of $2,000 and $4,000, respectively, was capitalized as inventory. For the three months ending December 31, 2006, we expect our stock compensation expense to increase when compared with our results for the three months ended September 30, 2006, June 30, 2006 and March 31, 2006 due to the grants of new options.

Other income (expense), net

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Interest income	$1,204	54%	$781	$3,317	56%	$2,128
Change in derivative instrument liability	(2,969)	(161)%	4,845	(3,985)	(616)%	772
Other (expense) income, net	339	1,894%	17	317	335%	(135)
Total other income (expense), net	$(1,426)	(125)%	$5,643	$(351)	(113)%	$2,765
As a percentage of total revenues	6%		23%	0%		4%

For the three and nine months ended September 30, 2006, total other income (expense), net decreased due to decreases in the fair value of the derivative instrument liability partially offset by increases in interest income due to larger invested balances and higher rates of return, when compared to the same periods in 2005. During the three and nine months ended September 30, 2006, we recorded an expense of $3.0 million and $4.0 million, respectively, in relation to the change in the fair value of the derivative instrument embedded in the redeemable preferred stock issued as part of the Vidus acquisition compared to income of $4.8 million and $772,000 for the three and nine months ended September 30, 2005, respectively. Other (expense) income, net consisted primarily of immaterial net foreign currency exchange losses and gains resulting from transactions with our wholly-owned subsidiaries in India and in the United Kingdom. We conduct operations primarily within the United States where inflation during the three and nine months ended September 30, 2006 and 2005 has been low and has not materially impacted our operating results. Foreign currency exchange gains were expensed as incurred.

Benefit from income taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005
Benefit from income taxes	$164	(100)%	$33,822	$898	(98)%	$37,017
As a percentage of total revenues	1%		135%	1%		56%

The benefit from income taxes for the three and nine months ended September 30, 2006 was calculated using an annual projected effective yearly tax rate of approximately 8%. For the nine months ended September 30, 2006, we recorded a benefit from income taxes principally due to current period losses in the United Kingdom. During the three months ended September 30, 2005, based on our evaluation of then-current evidence and its expected effects on our estimates of future earnings, we determined that a valuation allowance reported against certain of our deferred tax assets was no longer necessary. Accordingly, during the three months ended September 30, 2005, we reversed our deferred tax valuation allowance with respect to approximately $41.3 million of our deferred tax assets, of which approximately $35.0 million was recorded as a benefit in the statements of operations.

We currently believe that our fiscal 2006 effective tax rate will be a benefit of approximately 8%. This effective tax rate differs from the statutory rate of 35% principally due to the projected effects of non-deductible stock compensation of 8%, non-deductible changes in the value of the derivative embedded in the preferred stock issued in connection with the Vidus acquisition of 15%, and the tax rate differential on foreign losses of 5%. This effective tax rate is also based on the projected mix of full-year income in each tax jurisdiction in which we operate and the related income tax expense in each jurisdiction. Actual results could vary from those projected. The tax expenses or benefits for significant unusual items or tax exposure items are treated as discrete items in the interim period in which the events occur.

Preferred stock dividends

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	Percent Change	2005	2006	Percent Change	2005

Preferred stock dividends	$127	2%	$124	$377	24%	$305
As a percentage of total revenues	1%		0%	1%		0%

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

LIQUIDITY AND CAPITAL RESOURCES

	Nine Months Ended September 30,
	2006	Percent Change	2005
Net loss	$(9,712)	(138)%	$25,610
Non-cash charges (benefits)	11,319	(141)%	(27,387)
Change in working capital assets and liabilities	(8,532)	(27)%	(11,756)
Net cash used in operating activities	(6,925)	(49)%	(13,533)
Net cash (used in) provided by investing activities	(3,749)	(109)%	40,430
Net cash provided by financing activities	1,916	55%	1,235
Net (decrease) increase in cash and cash equivalents	$(8,758)	(131)%	$28,132

As of September 30, 2006, we had $17.0 million of cash and cash equivalents, $77.5 million of short-term investments and $101.0 million of working capital.

For the nine months ended September 30, 2006, net cash used in operating activities increased $6.6 million to $6.9 million compared to the nine months ended September 30, 2005. The increase was primarily attributable to a change in working capital of $3.2 million and a non-cash benefit of $42.1 million related to the reversal of the deferred tax valuation allowance, partially offset by increases in net loss of $35.2 million and non-cash charges of $3.4 million. Non-cash charges to earnings include in-process research and development expenses, depreciation and amortization expenses, provisions for doubtful accounts and sales returns, provisions for inventory valuation, stock based compensation expense, changes in the value of the derivative instrument liability and tax benefits on the exercise of employee stock options (for 2005 only).

For the nine months ended September 30, 2006, the net cash used by investing activities was comprised of $54.4 million in proceeds from the sale of short-term investments, partially offset by $54.2 million used to purchase short-term investments and $4.0 million used to purchase property and equipment. For the nine months ended September 30, 2005, the net cash provided by investing activities was comprised of $125.7 million in proceeds from the sale of short-term investments, partially offset by $75.3 million used to purchase short-term investments, $6.9 million used for the acquisition of Vidus, net of cash acquired and $3.1 million used to purchase property and equipment. Purchases of property and equipment related mainly to purchases of computer equipment and software to support our growth in operations, infrastructure and headcount. We currently do not have any material commitments for capital expenditures, although we anticipate increases in capital expenditures and lease commitments with our expected growth in operations and infrastructure over the next twelve months. We also may establish additional operations as we expand globally.

The net cash flows provided by financing activities for the nine months ended September 30, 2006 and 2005 were $1.9 million and $1.2 million, respectively, resulting from proceeds from the exercise of stock options, purchases of common stock under our employee stock purchase plan and the excess tax benefit on the exercise of employee stock options (for 2006 only)

In connection with the Vidus acquisition, we issued redeemable preferred stock. Each share of Series A-1 and A-2 preferred stock is redeemable for an amount equal to (i) $100, plus (ii) all declared or accumulated but unpaid dividends. Each share of Series B-1 and B-2 preferred stock is redeemable for an amount equal to (i) $100, plus (ii) all declared or accumulated but unpaid dividends, plus (iii) the top-up amount of $731.  The holders of the Series A-1 and B-1 preferred stock may elect to redeem all or a portion of the shares at any time, and the holders of the Series A-2 and B-2 preferred stock may elect to redeem all or a portion of the shares on or after February 18, 2007. On or after February 18, 2009, the Company may redeem all or any portion of the Series A-1, A-2, B-1, and B-2 preferred stock.  The aggregate amount payable upon redemption of all shares of the preferred stock is $14.9 million (which includes the $100 per share redemption price and the top-up amount for Series B-1 and B-2 preferred stock), plus all declared or accumulated but unpaid dividends, which were $813,000 as of September 30, 2006.

We believe that existing cash, cash equivalents and short-term investments, together with any cash generated from operations, will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months.

Commitments and Contingencies

We have certain fixed contractual obligations and commitments that include future estimated payments. Changes in our business needs, cancellation provisions, changing interest rates, and other factors may result in actual payments differing from the estimates. We cannot provide certainty regarding the timing and amounts of all payments. We have presented below, a summary of the most significant assumptions used in our determination of amounts presented in the tables in order to assist in the review of this information within the context of our consolidated financial position, results of operations and cash flows. The following table summarizes our fixed contractual obligations as of September 30, 2006 (in thousands):

	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$7,687	$2,016	$4,894	$777	$—
Capital lease obligations(2)	54	54	—	—	—
Other purchase obligations(3)	4,905	4,905	—	—	—
Inventory purchase obligations(4)	2,830	2,830	—	—	—
	$15,476	$9,805	$4,894	$777	$—

(1) Operating lease commitments include minimum rental payments under our non-cancelable operating leases for office facilities, as well as limited office equipment that we utilize under lease arrangements. The amounts presented are consistent with contractual terms and are not expected to differ significantly unless a substantial change in our headcount requires us to exit an office facility early or expand our occupied space.

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

Off-Balance Sheet Arrangements

As of September 30, 2006, we had no off-balance sheet arrangements that have had, or are reasonably likely to have, a current or future material effect on our consolidated financial condition, results of operations, liquidity or capital resources.

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

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under the Interpretation, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. FIN 48 is effective for us beginning January 1, 2007. We have not yet completed our evaluation of the impact that adoption of FIN 48 will have on our condensed consolidated statement of operations and financial condition.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Section N to Topic 1, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires the evaluation of prior-year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption should either approach result in quantifying an error that is material in light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative-effect adjustment to beginning retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS 154. SAB 108 is effective for us on December 31, 2006. The adoption of SAB 108 will not have an impact on our condensed consolidated statement of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable SFAS 157 simplifies and codifies fair value-related guidance previously issued within generally accepted accounting principles (“GAAP”). SFAS 157, is effective for us beginning January 1, 2008. We have not yet completed our evaluation of the impact that adoption of SFAS 157 will have on our condensed consolidated statement of operations and financial condition.

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

Our customer contracts for our hosted solutions typically provide for a contract period of one to five years. Under the terms of a typical contract, a customer will often be subject to a termination fee if it chooses to terminate the contract before the contract period expires. Once the contract period has expired, and unless a customer has executed a new contract, the terms of the contract will remain in force on a month-to-month basis, allowing the customer to terminate the contract by giving very short notice and without incurring any termination fee. The termination of a significant number of customer contracts or customer contracts providing a material portion of our revenues, could cause our business to suffer and adversely affect our financial results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their internal control structure and procedures for financial reporting. As part of our first quarter 2005 and fourth quarter 2005 closing processes and assessments of internal control over our financial reporting, we identified two internal control deficiencies that constituted material weaknesses. The first material weakness concerned our interpretation and implementation of various complex accounting principles in the area of non-recurring transactions, and the second concerned our calculation and timely review of the annual tax provision for 2005. These material weaknesses were not fully remediated as of September 30, 2006. Please see Item 4 “Controls and Procedures” in this Quarterly Report on Form 10-Q, in our Quarterly Report on Form 10-Q for the three months ended June 30, 2006 and in our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2006, and Item 9A “Controls and Procedures” in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2005 for additional information. There can be no assurance that there will not be other significant deficiencies or material weaknesses that would be required to be reported in the future. In addition, we expect the evaluation process and any required remediation, if applicable, will increase our accounting, legal and other costs, and may divert management resources from other business objectives and concerns.

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

We recently began offering our products and services in Europe and Asia. A significant portion of our revenue is derived from our international operations. We have limited experience operating in these foreign jurisdictions. As a result, our operating results and financial condition could be significantly affected by risks associated with international activities, including economic and labor conditions, political instability, tax laws (including United States taxes on foreign subsidiaries), the enactment of new laws affecting our activities, government regulation of our activities, and changes in the value of the United States dollar relative to the local currency in which our products are sold and our goods and services are purchased.

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

We have a history of losses and may not achieve or increase profitability in the future. As of September 30, 2006, we had an accumulated deficit of approximately $88.8 million. To achieve profitability, we will need to generate significant revenues to offset our cost of revenues and our sales and marketing, research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit goals and may incur losses in the future. Changes such as increases in our pricing for solutions or the pricing of competing solutions may harm our ability to increase sales of our solutions to new and existing customers. If we are not able to expand our customer base and increase our revenue from new and existing customers, we may continue to be unprofitable.

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

Terrorist attacks and other acts of war, and any response to them, may lead to armed hostilities and such developments would likely cause instability in financial markets. Armed hostilities and terrorism may directly impact our facilities, personnel and operations which are located in the United States, the United Kingdom, Australia and India, as well as those of our customers and suppliers. Furthermore, severe terrorist attacks or acts of war may result in temporary halts of commercial activity in the affected regions, and may result in reduced demand for our solutions. These developments could have a material adverse effect on our business and the trading price of our common stock.

As of September 30, 2006, a limited number of stockholders own approximately 33% of our stock and may act, or prevent certain types of corporate actions, to the detriment of other stockholders.

Our directors, officers and greater than 5% stockholders own, as of September 30, 2006, approximately 33% of our outstanding common stock. Accordingly, these stockholders may, if they act together, exercise significant influence over all matters requiring stockholder approval, including the election of a majority of the directors and the determination of significant corporate actions. This concentration could also have the effect of delaying or preventing a change in control that could otherwise be beneficial to our stockholders.

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

The table below presents the carrying value and related weighted average rate of return for our cash, cash equivalents and debt securities. The carrying values approximate fair values as of September 30, 2006 and December 31, 2005. As of September 30, 2006, debt securities consisted of $17.0 million with original maturity dates of 90 days or less and $77.5 million with original maturity dates of greater than 90 days. As of December 31, 2005, debt securities consisted of $25.8 million with original maturity dates of 90 days or less and $77.6 million with original maturity dates of greater than 90 days.

	Carrying value at September 30, 2006	Average rate of return at September 30, 2006	Carrying value at December 31, 2005	Average rate of return at December 31, 2005
	(in thousands)	(annualized)	(in thousands)	(annualized)
Cash, cash equivalents and marketable securities
Cash and cash equivalents—variable rate	$9,185	4.2%	$8,984	2.8%
Money market funds—variable rate	5,548	5.4%	7,030	3.6%
Cash and cash equivalents—fixed rate	2,282	5.3%	9,759	4.2%

Total cash and cash equivalents	17,015	4.7%	25,773	3.6%
Marketable securities—fixed rate	77,458	5.2%	77,643	4.1%

Total cash, cash equivalents and marketable securities	$94,473	5.1%	$103,416	4.0%

Foreign Currency Exchange

We transact business primarily in United States dollars. We are subject, however, to adverse movements in foreign currency exchange rates in those countries where we conduct business. To date, the effect of fluctuations in foreign currency exchange rates on expenses has not been material. Operating expenses incurred by our subsidiary in India are denominated in Indian rupees. This subsidiary was formed in November 1999 primarily to perform research and development and customer support services. Operating expenses incurred by our subsidiary in the United Kingdom are denominated in British pounds and euros. This subsidiary was acquired as part of the Vidus acquisition and performs research and development, sales and marketing, and customer service activities. Operating expenses incurred by our branch in Australia are denominated in Australian Dollars. This branch performs sales and marketing and customer support activities. Currently, cash generated in Australian dollars exceeds operating expenses. Currently, operating expenses incurred in British pounds and Indian rupees exceed revenues generated in these currencies. A ten percent increase in the average exchange rates of these currencies would likely decrease our operating income by approximately 5.1%.

We hold fixed-price agreements denominated in United States dollars with certain of our foreign-based suppliers: Orient Semiconductor Electronics, in Taiwan, which manufactures the Internet Location Manager; Siemens AG, in Germany, which provides the modem for some versions of the iLM; Taiwan Semiconductor Manufacturing Company, in Taiwan, which manufactures our GPS digital receiver chips; and Micronet, in Israel, which supplies our iDT. Should there be a sustained increase in average exchange rates for the local currency in any of the foregoing countries, our suppliers may request increased pricing on any new agreements. If this were to occur for all of these currencies and with each of these suppliers, a ten percent increase in average exchange rates could increase our product costs by approximately 2.1%.

We do not use derivative financial instruments for speculative trading purposes, nor do we currently hedge any foreign currency exposure to offset the effects of changes in foreign exchange rates. Similarly, we do not use financial instruments to hedge operating expenses of our subsidiaries in India or the United Kingdom.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As part of our evaluation, we considered factors such as whether data, if any, concerning significant changes to our business, new agreements entered into during the quarter, changes in relationships with suppliers and customers, new resource commitments, litigation matters, the material weaknesses described below and changes in accounting interpretations were disclosed in connection with the disclosure committee’s investigation of such matters. In addition, we considered the comments, if any, of process owners regarding their awareness of any matters that could give rise to additional disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report and as a result of the material weaknesses in our internal control over financial reporting that have not been fully remediated, as described below, our disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act, and were not effective in ensuring that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In Item 9A, Controls and Procedures, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005, we referenced the remediation plan to help address the previously reported material weakness relating to non-recurring transactions. As of December 31, 2005, we had not fully remediated that material weakness. During the second quarter of 2005, we commenced implementation of a remediation plan to supplement our existing processes to (a) identify internally such transactions occurring during a reporting period and (b) assess the accounting treatment to be used in connection with those transactions. These supplemental elements include (i) additional internal reviews of the underlying transactions and related accounting conclusions and (ii) the use of external consulting expertise to provide additional advice relating to our accounting interpretations. The phrase “external consulting expertise” means that the Company would engage the services of an independent registered public accounting firm or third party with appropriate accounting knowledge and expertise.

In addition, we did not accurately calculate, or perform a timely review of, our provision for income taxes.  This deficiency in internal control constituted a material weakness.

During the nine months ended September 30, 2006, we implemented the following procedures to help address previously reported material weaknesses:

•      We reviewed with the Audit Committee of the Board of Directors all accounting policies adopted or changed and significant management estimates;

•      We increased our internal resources by adding additional certified public accountants to our finance staff;

•      We engaged external consulting expertise to assist management with its valuation and initial adoption of SFAS 123R and the preparation of the provision for income taxes; and

•      We increased the level of review and discussion of significant tax matters and supporting documentation with senior finance management.

During the quarter ended September 30, 2006, we continued to follow the procedures described above to help address the previously reported material weaknesses. However, no change in our internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Except as set forth below, during the nine months ended September 30, 2006, there were no material changes to the descriptions of the risk factors associated with our business previously disclosed in Item 1A of Part I of our Annual Report on Form 10-K/A for the year ended December 31, 2005 which is incorporated herein by reference.

Our business is changing as a greater proportion of our business is coming from larger customers with complex requirements. As a result, our revenues may be less predictable than our historic installed base business.

Larger customers tend to require new features or functionality beyond what is already generally available in our solutions, integration of our solutions with existing systems, or other special terms or conditions.  Often, considerable work is required in order to develop such special features, to integrate our solutions with a customer’s existing systems or to comply with other special conditions.  We may not be able to recognize all or a portion of the revenue related to a customer until we have completed development of the required new features, completed the integration of our solutions with the customer’s existing systems or complied with other special conditions required. If we do not recognize revenue when anticipated, total revenues would be negatively impacted and our financial results would be harmed.

An increasing portion of our revenue is attributable to larger customer contracts, and as a result, our financial results may be harmed by special circumstances related to one or a few of these large customer contracts.

In recent periods, an increasing portion of our revenue has been attributable to larger customer contracts which may require complicated development or implementation on our part before the customer accepts our products or solutions and we are able to recognize some or all of the revenue.  If we fail to deploy our solutions or to complete necessary development work as and when required, or if we lose all or a portion of our business with any large customer, our financial results would be negatively impacted.

A substantial portion of our revenue is attributable to a small number of customers, the loss of any one of which would harm our financial results.

For the three and nine months ended September 30, 2006, three of our customers represented, in the aggregate, approximately 33% and 34%, respectively, of our total revenues.  Approximately 16% of our total revenues for the three and nine months ended September 30, 2006, were attributable to one customer, AT&T Inc. The loss of a significant volume of business from any of these customers could be expected to result in a material decrease in our total revenue and could negatively impact our financial results.

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

Date: November 7, 2006

Exhibit Index

Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.